Form 10-Q
period 1997-01-31
ACCESS BEYOND INC
filed 1997-03-17
CIK 1020319

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q


                                QUARTERLY REPORT


        Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                     FOR THE QUARTER ENDED JANUARY 31, 1997



                              ACCESS BEYOND, INC.
                             A Delaware Corporation
                   IRS Employer Identification No. 52-1987873
            1300 Quince Orchard Blvd., Gaithersburg, Maryland 20878
                           Telephone - (301) 417-0552


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
           Exchange Act of 1934 during the preceding 12 months and
             (2) has been subject to such filing requirements for
                              the past 90 days.


                                 Yes  X   No
                                     ---    ---

                        Common Stock, $.01 par value,
                        11,989,587 shares outstanding
                             as of March 2, 1997

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      ACCESS BEYOND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     ASSETS


                                                 January 31,        July 31,
                                                     1997             1996
                                                 -----------        ---------
CURRENT ASSETS                                   (unaudited)        (audited)

  Cash and cash equivalents                         $  2,955         $  4,237

  Accounts receivable, net                             3,228            7,044
  Inventories-
   Raw materials                                       4,168            5,823
   Work in process                                       407              541
   Finished goods                                      2,079            3,320
                                                    --------         --------
                                                       6,654            9,684

  Deferred income taxes                                   --            1,700
  Net assets of discontinued operations                3,250            7,337
  Note receivable, net                                 2,750              --
  Other current assets                                   644              249
                                                    --------         --------
   TOTAL CURRENT ASSETS                               19,481           30,251

Property, equipment and technology, net                1,990            2,457
Other assets                                             761            1,072
                                                     -------         --------
TOTAL ASSETS                                        $ 22,232         $ 33,780
                                                    ========         ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowing                             $     --         $  4,000
   Current portion of long-term debt                     277              272
   Accounts payable                                    2,721            6,076
   Accrued expenses                                    4,252            3,105
                                                    --------         --------
      TOTAL CURRENT LIABILITIES                        7,250           13,453

Long-term debt, net of current portion                   503              633
Other noncurrent liabilities                             276            1,479
                                                    --------         --------
      TOTAL LIABILITIES                                8,029           15,565

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value                          120              109
   Additional paid-in capital                         43,086           39,837
   Retained earnings                                 (28,980)         (21,581)
   Equity adjustments                                    (23)            (150)
                                                    --------         ---------
      TOTAL SHAREHOLDERS' EQUITY                      14,203           18,215

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 22,232         $ 33,780
                                                    ========         ========



THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ACCESS BEYOND, INC. INCLUDE THE FINANCIAL INFORMATION OF PENRIL DATACOMM NETWORKS, INC. FOR THE PERIODS PRIOR TO NOVEMBER 18, 1996 WHEN ACCESS BEYOND, INC. WAS SPUN-OFF FROM PENRIL DATACOMM NETWORKS, INC. SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      ACCESS BEYOND, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         Three Months Ended            Six Months Ended
                                                            January 31,                   January 31,
                                                     -------------------------     -------------------------

                                                       1997             1996         1997             1996
                                                     --------         --------     --------         --------

NET REVENUES                                          $ 4,593          $ 7,691     $ 11,508         $ 17,347

COSTS AND EXPENSES
 Cost of revenues                                       3,314            5,000        7,906            9,899
 Selling, general and administrative                    2,765            4,455        7,321            8,693
 Product development and engineering                    1,504            1,866        3,493            3,524
 Amortization of cost over
  net assets acquired                                      --              184           --              367
                                                       ------          -------     --------         --------
   Costs before merger and restructuring expenses       7,583           11,505       18,720           22,483

One time merger related expenses                        3,653               --        3,911               --
                                                       ------          -------     --------         --------

OPERATING LOSS FROM CONTINUING OPERATIONS              (6,643)          (3,814)     (11,123)          (5,136)

OTHER INCOME (EXPENSE)
 Interest Income (expense)                                134             (204)          72             (476)
 Other:  settlement of lawsuit                              -                -        3,547                -
 Other, net                                               442               19          398               16
                                                       ------          -------     --------         --------
                                                          576             (185)       4,017             (460)

NET LOSS FROM CONTINUING OPERATIONS                    (6,067)          (3,999)      (7,106)          (5,596)

Income (loss) from discontinued operations,
    net of income taxes                                    --              122           --              133
Gain (loss) on disposal of discontinued operations,
    net of income taxes                                  (200)              --         (293)              --
                                                    ----------       ---------    ---------        ---------

NET LOSS                                            $  (6,267)       $  (3,877)   $  (7,399)       $  (5,463)
                                                    =========        ==========   =========        ==========

 Net loss per common and common
  equivalent share from
       Continuing operations                          $ (0.50)         $ (0.43)     $ (0.62)         $ (0.75)
       Discontinued operations                             --             0.01           --             0.02
       Disposal of discontinued operations              (0.02)              --        (0.02)              --
                                                      -------          -------      -------          -------
                                                      $ (0.52)         $ (0.42)     $ (0.64)         $ (0.73)
                                                      =======          =======      =======          =======

Shares used in per share calculation                   11,990            9,196       11,353            7,473
                                                      =======          =======      =======          =======


THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ACCESS BEYOND, INC. INCLUDE THE FINANCIAL INFORMATION OF PENRIL DATACOMM NETWORKS, INC. FOR THE PERIODS PRIOR TO NOVEMBER 18, 1996 WHEN ACCESS BEYOND, INC. WAS SPUN-OFF FROM PENRIL DATACOMM NETWORKS, INC. SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      ACCESS BEYOND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                                          For the Six
                                                                                    Months Ended January 31,
                                                                                 ---------------------------------
                                                                                   1997                      1996
                                                                                 --------                   ------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations                                    $ (7,106)                 $ (5,596)

Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                                    470                     1,775
    Changes in working capital related to merger                                  (2,070)                      --
    Other                                                                            800                      (393)
(Increase) decrease in assets:
    Accounts receivable                                                            3,816                     5,554
    Inventories                                                                    3,030                    (1,292)
    Other current assets                                                          (3,145)                      238
 Increase (decrease) in liabilities:
    Accounts payable                                                              (3,355)                   (2,695)
    Other liabilities                                                              1,147                    (1,194)
                                                                                --------                    -------
    Net cash provided by (used in) continuing
        operating activities                                                      (6,413)                   (3,603)

CASH FLOWS FROM DISCONTINUED OPERATIONS
    Income (loss) from discontinued operations                                      (293)                      133
    Proceeds from sale of discontinued operations                                  1,591                        --
    Non-cash charges and changes in working capital                               (1,671)                     (778)
                                                                               ----------                 ---------

    Net cash provided by (used in) discontinued operations                          (373)                     (645)

CASH FLOWS FROM INVESTING ACTIVITIES

Expenditures for property and equipment                                             (637)                     (432)
                                                                                 -------                 ---------
    Net cash used in investing activities                                           (637)                     (432)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under line of credit                                                   --                      (760)
Payments on long-term debt                                                          (125)                   (2,958)
Issuance of common stock                                                           6,139                     8,087
Other                                                                                127                      (159)
                                                                               ---------                -----------

    Net cash (used in) provided by financing activities                            6,141                     4,210

CASH AT THE BEGINNING OF THE PERIOD                                                4,237                       992
                                                                              ----------                  --------

CASH AT THE END OF THE PERIOD                                                    $ 2,955                  $    522
                                                                                 =======                  ========


THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ACCESS BEYOND, INC. INCLUDE THE FINANCIAL INFORMATION OF PENRIL DATACOMM NETWORKS, INC. FOR THE PERIODS PRIOR TO NOVEMBER 18, 1996 WHEN ACCESS BEYOND, INC. WAS SPUN-OFF FROM PENRIL DATACOMM NETWORKS, INC. SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      ACCESS BEYOND, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          For the Three and Six Months
                        Ended January 31, 1997 and 1996
                                 (unaudited)

1. Access Beyond, Inc. ("Access Beyond") was incorporated on July 23, 1996, and filed a Form S-1 Registration Statement with the Securities and Exchange Commission which became effective October 17, 1996. On November 19, 1996 Penril DataComm Networks, Inc. ("Penril") distributed a dividend to its stockholders of record one share of common stock of Access Beyond for each share of Penril common stock held. And Penril transferred all of the assets and liabilities of Penril's remote access business to Access Beyond before becoming a wholly owned subsidiary of Bay Networks, Inc. on November 19, 1996. As the successor company to Penril, Access Beyond retains the historical financial information of Penril until November 19, 1996, when Penril was merged into Bay Networks, Inc. For accounting purposes, the disposition of the modem business, as a result of the merger agreement with Bay Networks, Inc., has been accounted for as a reduction of paid in capital.

     The accompanying condensed consolidated financial statements, should be read in conjunction with Form 10-K of Penril DataComm Networks, Inc and its wholly-owned subsidiaries for the year ended July 31, 1996, and the Form S-1 of Access Beyond which became effective October 17, 1996. The accompanying condensed consolidated financial statements reflect all adjustments which are in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of January 31, 1997 and the results of operations for the three months and six months ended January 31, 1997 and January 31, 1996. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

     Certain reclassifications have been made to prior period consolidated financial statements to conform to the January 31, 1997 presentation.

     The Company's policy is to maintain its uninvested cash at minimal levels. Cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less.

2. On November 19, 1996 Penril DataComm Networks, Inc. transferred all of its remote access business assets and liabilities to Access Beyond as part of its spin-off of Access Beyond. Assets and liabilities related to the modem business remained with Penril DataComm Networks, Inc. and Penril became a wholly-owned subsidiary of Bay Networks, Inc. as part of the Merger Agreement with Bay. Revenues from the modems prior to the sale of the modem business to Bay was $4.2 million in fiscal 1997. Under the terms of the Merger Agreement with Bay, assets and liabilities related to the modem business included the following at the date of the closing. Dollar amounts are reported in thousands.




                                                       November 19,
                                                            1996
                                                       ------------
                Assets
                       Accounts receivable, net              $2,113
                       Inventory, net                         2,232
                       Intercompany receivable                2,647
                       Deferred tax asset                     1,700
                       Other assets                             561
                                                              -----
                                                              9,456

                Liabilities
                       Line of Credit                         4,000
                       Accounts Payable                       1,368
                       Other liabilities                        678
                                                              -----
                                                              6,046

                Net assets related to modem business         $3,410
                                                              =====



                      ACCESS BEYOND, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          For the Three and Six Months
                        Ended January 31, 1997 and 1996
                                 (unaudited)


3. On October 10, 1996 Penril completed the sale of its wholly-owned subsidiary Technipower, Inc., for $4.3 million of which $1.5 million was paid. The remaining $2.75 million is payable, pursuant to the schedule of payments on or before May 1997. Technipower, Inc. had been previously reported as a discontinued operation in the financial statements of Penril. The proceeds from the sale of Technipower were transferred to Access Beyond as part of the spin-off of Access Beyond and a charge of $93,000 was taken for the loss on disposal of Technipower.

     During fiscal 1996, the Board of Directors of Penril decided to sell Electro-Metrics, Inc. ("EMI"), a wholly owned subsidiary of Penril. As a result of the decision, EMI was reported as a discontinued operation in fiscal 1996. In November 1996, EMI became a wholly owned subsidiary of Access Beyond as part of the spin-off of Access Beyond.

     The following table sets forth the selected financial data of EMI's discontinued operations (in thousands):


                                                   Three Months Ended                   Six Months Ended
                                                       January 31,                         January 31,
                                                 -------------------------              ------------------
                                                   1997             1996                  1997        1996
                                                 --------         --------              --------    ------
     Revenues                                     $ 1,127          $ 1,865               $ 2,404   $ 3,293
     Income (loss) from operations,
       before income taxes                           (260)             122                  (472)      133


     Because the Company expects to retain the tax benefits associated with the discontinued operation, no income tax benefit has been recorded for any year.

     The loss from operations for the first half of fiscal 1997 was included in the loss on disposal of discontinued operations in fiscal 1996. An additional loss on disposal of $200,000 was recorded in the first half of fiscal 1997 to reflect the adjustment to estimated operating loss through the estimated disposal date.

     Net assets of the EMI discontinued operations consist of the following (in thousands):


                                                                     January 31,             July 31,
                                                                            1997                 1996
                                                                     -----------            ---------
                  Current assets                                         $ 3,449                4,960
                  Current liabilities                                        983                1,201
                                                                          ------                -----
                      Net current assets                                   2,466                3,761
                  Property, plant and equipment, net                         435                  502
                  Other non-current tangible assets, net                     717                   26
                                                                          ------               ------
                      Net tangible assets                                  3,618                4,289
                  Estimated loss on disposal                                (368)                (640)
                                                                          -------               ------
                                                                          $3,250               $3,649
                                                                           =====                =====

                      ACCESS BEYOND, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          For the Three and Six Months
                        Ended January 31, 1997 and 1996
                                 (unaudited)

4. In September, 1996 Penril settled a law suit with Standard Micro Systems Corp. In October 1996 Penril received $3.5 million in cash after all related expenses had been paid. The proceeds from this settlement were transferred to Access Beyond as part of the spin-off transaction, and reported as Other Income of Access Beyond for the six months ended January 31, 1997.

5. In the fourth quarter of fiscal 1996, Penril recorded a restructuring charge of $9.7 million for the write-down of costs in excess of net assets acquired ($5.0 million), for the write-down of purchased technology ($1.0 million), and for a provision for the write-down of inventory ($2.2 million). This charge also included a provision for employee severance ($400,000) and obligations for leased facilities ($1.0 million). As of January 31, 1997 a provision remained for the write-down of inventory ($1.9 million) and for obligations for leased facilities ($1.0 million ).

6. As a result of the merger with Bay Networks, Inc., all of the outstanding employee and non-employee stock options of Penril became fully vested and were exercised in fiscal 1997 generating $6.3 million in cash. All of the cash proceeds generated from the exercise of stock options which remained as of November 18, 1996 was transferred to Access Beyond as part of the spin-off transaction.

     On March 6, 1997, the stockholders of Access Beyond voted in favor of adopting the Amended as Restated 1996 Long-Term Incentive Plan and the Amended as Restated 1996 Non-Employee Directors' Stock Option Plan.
     The Amended as Restated 1996 Long-Term Incentive Plan reserves 2,000,000 shares of Access Beyond common stock for issuance under the plan. The Amended as Restated 1996 Non-Employee Directors' Stock Option Plan reserves 250,000 shares of Access Beyond common stock for issuance under the plan.

     The Compensation Committee of the Board of Directors of Access Beyond granted 1,080,000 options to officers and key employees of Access Beyond at an exercise price of $6.625 and an additional 75,000 options at an exercise price of $6.75, which was the fair market value of shares of Common Stock on the dates of grant. All such options vest at the rate of 30% after one year, 60% after two years and 100% after three years, subject to acceleration in certain circumstances.

     In accordance with the provisions of the 1996 Non-Employee Directors' Stock Option Plan, each non-employee director was granted 25,000 options on November 18, 1996 at the exercise price of $7.7375, which was the fair market value of shares of Common Stock on the date of grant. All such options vest at the rate of 30% after one year, 60% after two years and 100% after three years, subject to acceleration in certain circumstances.

7. On November 19, 1996, pursuant to the merger agreement, the line of credit which Penril had with its principal bank was assumed by Bay Networks, Inc. As of January 31, 1996, Access Beyond had no outstanding line of credit with its principal bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        LIQUIDITY AND CAPITAL RESOURCES

        As a result of the merger agreement between Penril and Bay Networks, Inc. ("Bay"), certain assets and liabilities related to the modem business were transferred to Bay. The assets included $2.1 million in accounts receivables, $2.2 million in inventory, $2.6 million in intercompany receivables, $1.7 million in deferred tax assets, and $561,000 in other assets. The liabilities included the $4 million line of credit, $1.3 million in accounts payables, and $678,000 in other liabilities.

        On November 19, 1996, Penril completed the spin-off of Access Beyond and merger with Bay. Prior to the spin-off, Penril received approximately $6.3 million in cash from the exercise of Penril's stock options, approximately $3.5 million in cash from the settlement of the law suit with Standard Micro Systems Corp., and cash received from the closing of the contract to sell Technipower, Inc. The cash generated from these non-operating sources was used by Penril for the expenditures related to the spin-off of Access Beyond and merger with Bay. These expenditures included legal and accounting fees of approximately $700,000, investment banker fees of approximately $1.6 million and change of control payments due to certain officers of Penril of $1.8 million. As part of the Merger Agreement with Bay, all cash as well as the right to receive an additional cash from the sale of Technipower was transferred to Access Beyond. In addition, Access Beyond received $1.5 million in cash pursuant to the Transitional Services Agreement with Penril.

        In fiscal 1996, Penril recorded a restructuring charge of $9.7 million. The reserves remaining at the time of the spin-off were transferred to Access Beyond. At January 31, 1997 the Company had reserves of $1.9 million for inventory and $1.0 million for unused leased facilities. The reserve for unused leased facilities is expected to be liquidated over the remaining life of the lease with $282,000 due in fiscal 1997, $289,000 due in fiscal 1998 and $440,000 due after fiscal 1998. Severance payments of approximately $400,000 were paid during the first half of fiscal 1997. As of January 31, 1997, no additional severence payments related to the restructuring were due.

        Contributing to the cash flow during the first six months of fiscal 1997, was a reduction in accounts receivables of $1.7 million (after adjusting for the transfer of accounts receivables to Bay). This reduction was primarily dues to lower sales volumes from modems prior to the transfer of the modem business to Bay.

        The Company's program to control inventory resulted in a decrease of $500,000 in the second quarter of fiscal 1997 (after adjusting for the transfer of inventory to Bay). In February 1997, Access Beyond completed the agreement with Hibbing Electronics, Inc. in which Hibbing will begin, as of March 1, 1997, operating at Access Beyond's facility and will assume all expenses for the board level manufacturing operation, including all facilities and personnel costs. The Company estimates this will reduce expenses in continuing operations by approximately $900,000 per quarter.

        As a result of the cash received from the merger and spin-off transactions, accounts payable was reduced $2 million (after adjusting for the transfer of accounts payable to Bay) in the first six months of fiscal 1997.

        In March 1997, the Company entered into a definitive agreement to sell Electro-Metrics, Inc. ( a wholly owned subsidiary which was classified as a discontinued operation by Penril in fiscal 1996) for $4 million. The Company expects this transaction to close in April 1997 with payment of $2 million in cash and the balance due, pursuant to the terms of the contract.

                             RESULTS OF OPERATIONS

        As a result of the Merger Agreement with Bay and the spin-off of Access Beyond, the financial statements of Access Beyond include revenue and expenses of Penril for the period from August 1, 1996 through November 19, 1996.

        REVENUES

        For the first six months of fiscal 1997, the Company had revenue of $11.5 million compared to $17.3 million for the first six months of fiscal 1996. Revenue for the quarter ended January 31, 1997 were $4.6 million compared to $7.7 million in the second quarter of fiscal 1996. The decline in revenue was the primarily due to the sale of the modem business to Bay Networks which closed in second quarter of fiscal 1997. Revenue from license fees also declined from $1.6 million in fiscal 1996 to $500,000 in fiscal 1997. Revenue from the Company's remote access business increased 17% from the first quarter of fiscal 1997 to the second quarter of fiscal 1997.

        GROSS PROFIT MARGINS

        Gross profit margins for the first six months of fiscal 1997 were 31% compared to 43% for the first six months of fiscal 1996. Gross profit margins for the second quarter of fiscal 1997 were 28% compared to 35% for the second quarter of fiscal 1996. The decline in gross profit margins was primarily due to lower margins on modem products in fiscal 1997 prior to the sale of the modem business to Bay Networks, and the decline in revenue from license fees. Gross margins are expected to improve significantly after March 1, 1997 as a result of the outsourcing of board level manufacturing to Hibbing Electronics, Inc. For example, if the transfer of the board level manufacturing to Hibbing had occurred at the beginning of the second quarter of fiscal 1997 gross profit margins would have been in excess of 50%.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        For the first six months of fiscal 1997, selling, general and administrative expenses were $7.3 million compared to $8.7 million for the first six months of fiscal 1996. Expenses for the quarter ended January 31, 1997 were $2.8 million compared to $4.5 million for the second quarter of fiscal 1996. The reduction of expenses was primarily the result of the restructuring of Penril in the fourth quarter of fiscal 1996, and the sale of the modem business to Bay Networks. The Company is investing significantly in sales and marketing for the launch of its new products. The Company will continue to reduce general and administrative expenses.

        PRODUCT DEVELOPMENT EXPENSES

        For the first six months of fiscal 1997 product development expenses remained at $3.5 million compared to the same period in the prior fiscal year. During the second quarter of fiscal 1997 product development expenses decreased from $1.9 million for the second quarter of fiscal 1996 to $1.5 million. This decrease in the second quarter was primarily the result of the sale of the modem business to Bay Networks and the corresponding transfer of modem engineers to Bay Networks.

        MERGER RELATED EXPENSES

        As a result of the spin-off of Access Beyond the merger of Penril into Bay Networks, Inc., the Company paid legal and accounting fees of approximately $700,000, investment banker fees of $1.6 million and change of control payments due to certain officers of Penril of $1.8 million.

        INTEREST INCOME (EXPENSE)

        Interest income for the first six months of fiscal 1997 was $72,000 compared with interest expense of $476,000 in the same period of fiscal 1996. Interest income for the second quarter of fiscal 1997 was $134,000 compared to interest expense of $204,000 for the second quarter of fiscal 1996. All cash was transferred to Access Beyond, Inc. as part of the spin-off transaction. Excess cash was invested in highly liquid financial instruments with a maturity of three months or less, resulting in interest income during the first six months of fiscal 1997.

        OTHER INCOME

        On September 24, 1996, Penril settled a law suit with Standard Micro Systems Corp. In October 1996 Penril received $3.5 million in cash after all related expenses had been paid. The proceeds from this settlement were transferred to Access Beyond as part of the spin-off transaction, and reported as Other Income of Access Beyond for the six months ended January 31, 1997.
On November 19, 1997, pursuant to the merger with Bay Networks, Inc., the Company signed a transitional services agreement. The Company recognized $480,000 as Other income in the second quarter of fiscal 1997.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 6. Exhibits and Reports on Form 8-K


         Exhibits

        None

         Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Access Beyond, Inc.
                                                    (Registrant)




DATE:  March 17, 1997                    BY:/s/ Ronald A. Howard
                                            --------------------------------
                                          Ronald A. Howard
                                          Chief Executive Officer and
                                          Chairman of the Board of Directors








DATE:  March 17, 1997                    BY:/s/ Mark R. Fields
                                            ---------------------
                                          Mark R. Fields
                                          Chief Financial Officer