Form 10-Q/A
period 1997-01-31
ACCESS BEYOND INC
filed 1997-06-13
CIK 1020319

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                  FORM 10-Q/A


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


                            Yes    X          No
                               --------         --------


                        Common Stock, $.01 par value,
                        11,989,587 shares outstanding
                             as of March 2, 1997

                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                      ACCESS BEYOND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     ASSETS

                                                                     January 31,               July 31,
                                                                        1997                     1996
                                                                     -----------              ---------
CURRENT ASSETS                                                       (unaudited)

  Cash and cash equivalents                                            $   2,955              $   4,237

  Accounts receivable, net                                                 3,228                  7,044
  Inventories-
   Raw materials                                                           4,168                  5,823
   Work in process                                                           407                    541
   Finished goods                                                          2,079                  3,320
                                                                       ---------              ---------
                                                                           6,654                  9,684

  Deferred income taxes                                                      --                   1,700
  Net assets of discontinued operations                                    4,107                  7,337
  Note receivable                                                          2,750                    --
  Other current assets                                                       570                    249
                                                                       ---------              ---------
   TOTAL CURRENT ASSETS                                                   20,264                 30,251

Property, equipment and technology, net                                    1,990                  2,457
Other assets                                                                 761                  1,072
                                                                       ---------              ---------

TOTAL ASSETS                                                           $  23,015              $  33,780
                                                                       =========              =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowing                                                $      --              $   4,000
   Obligations under capital leases, current portion                         277                    272
   Accounts payable                                                        2,721                  6,076
   Accrued expenses                                                        3,968                  3,105
                                                                       ---------              ---------
      TOTAL CURRENT LIABILITIES                                            6,966                 13,453

Obligations under capital leases, long-term portion                          503                    633
Other noncurrent liabilities                                                 276                  1,479
                                                                       ---------              ---------
      TOTAL LIABILITIES                                                    7,745                 15,565

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value                                              120                    109
   Additional paid-in capital                                             44,318                 39,837
   Retained earnings                                                     (29,145)               (21,581)
   Equity adjustments                                                        (23)                  (150)
                                                                       ---------              ---------
      TOTAL SHAREHOLDERS' EQUITY                                          15,270                 18,215

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  23,015              $  33,780
                                                                       =========              =========


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

                      ACCESS BEYOND, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   Three Months Ended                 Six Months Ended
                                                                       January 31,                       January 31,
                                                                   ------------------                 ----------------

                                                                   1997            1996             1997              1996
                                                                 -------         -------          --------         --------

NET REVENUES                                                    $  4,593        $  7,691          $ 11,508         $ 17,347

COSTS AND EXPENSES
 Cost of revenues                                                  3,314           5,000             7,906            9,899
 Selling, general and administrative                               2,765           4,455             7,321            8,693
 Product development and engineering                               1,504           1,866             3,493            3,524
 Amortization of cost over
  net assets acquired                                                --              184               --               367
                                                                --------        --------          --------         --------
     Costs before merger and restructuring expenses                7,583          11,505            18,720           22,483

One time merger related expenses                                   3,818             --              4,076              --
                                                                --------        --------          --------         --------

OPERATING LOSS FROM CONTINUING OPERATIONS                         (6,808)         (3,814)          (11,288)          (5,136)

OTHER INCOME (EXPENSE)
 Interest Income (expense)                                           134            (204)               72             (476)
 Other: settlement of lawsuit                                         --              --             3,547               --
 Other, net                                                          442              19               398               16
                                                                --------        --------          --------         --------
                                                                     576            (185)            4,017             (460)

NET LOSS FROM CONTINUING OPERATIONS                               (6,232)         (3,999)           (7,271)          (5,596)

Income (loss) from discontinued operations,
    net of income taxes                                              --              122               --               133
Gain (loss) on disposal of discontinued operations,
    net of income taxes                                             (200)             --              (293)              --
                                                                --------        --------          --------         --------

NET LOSS                                                        $ (6,432)       $ (3,877)         $ (7,564)        $ (5,463)
                                                                ========        ========          ========         ========

 Net loss per common and common
 equivalent share from
       Continuing operations                                    $  (0.52)       $  (0.43)         $  (0.64)        $  (0.75)
       Discontinued operations                                       --             0.01               --              0.02
       Disposal of discontinued operations                         (0.02)            --              (0.03)             --
                                                                --------        --------          --------         --------
                                                                $  (0.54)       $  (0.42)         $  (0.67)        $  (0.73)
                                                                ========        ========          ========         ========

Shares used in per share calculation                              11,990           9,196            11,353            7,473
                                                                ========        ========          ========         ========


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

                      ACCESS BEYOND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                                For the Six
                                                                                          Months Ended January 31,
                                                                                          ------------------------

                                                                                       1997                       1996
                                                                                    ---------                  ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations                                        $ (7,271)                  $ (5,596)

Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                                                         470                      1,775
   Other                                                                                 361                       (393)
(Increase) decrease in assets:
   Accounts receivable                                                                 1,204                      5,554
   Inventories                                                                           170                     (1,292)
   Other current assets                                                                 (431)                       238
 Increase (decrease) in liabilities:
   Accounts payable                                                                   (1,946)                    (2,695)
   Other liabilities                                                                     470                     (1,194)
                                                                                    --------                   --------
       Net cash used in continuing operating activities                               (6,973)                    (3,603)

CASH FLOWS FROM DISCONTINUED OPERATIONS
   Income (loss) from discontinued operations                                           (293)                       133
   Proceeds from sale of discontinued operations                                       1,591                        --
   Non-cash charges and changes in working capital                                    (1,111)                      (778)
                                                                                    --------                   --------
       Net cash provided by (used in) discontinued operations                            187                       (645)

CASH FLOWS FROM INVESTING ACTIVITIES

Expenditures for property and equipment                                                 (637)                      (432)
                                                                                    --------                   --------
   Net cash used in investing activities                                                (637)                      (432)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under line of credit                                                     --                         (760)
Payments on long-term debt                                                              (125)                    (2,958)
Issuance of common stock                                                               6,139                      8,087
Other                                                                                    127                       (159)
                                                                                    --------                   --------

   Net cash (used in) provided by financing activities                                 6,141                      4,210

CASH AT THE BEGINNING OF THE PERIOD                                                    4,237                        992
                                                                                    --------                   --------

CASH AT THE END OF THE PERIOD                                                       $  2,955                   $    522
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

                                                                                     November 19,
                                                                                         1996
                                                                                     ------------
                     Assets
                            Accounts receivable, net                                      $ 2,685
                            Inventory, net                                                  2,860
                            Deferred tax asset                                              1,700
                            Other assets                                                      762
                                                                                          -------
                                                                                            8,007
                     Liabilities
                            Line of Credit                                                  4,000
                            Accounts Payable                                                1,409
                            Other liabilities                                                 771
                                                                                          -------
                                                                                            6,180

                     Net assets related to modem business                                 $ 1,827
                                                                                          =======

                      ACCESS BEYOND, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          For the Three and Six Months
                        Ended January 31, 1997 and 1996
                                  (unaudited)


3. On October 10, 1996 Penril completed the sale of its wholly-owned subsidiary Technipower, Inc., for $4.3 million of which $1.5 million was paid. The remaining $2.75 million is payable, pursuant to the schedule of payments, on or before May 1997. Technipower, Inc. had been previously reported as a discontinued operation in the financial statements of Penril. The proceeds from the sale of Technipower were transferred to Access Beyond as part of the spin-off of Access Beyond and a charge of $93,000 was taken for the loss on disposal of Technipower.

         During fiscal 1996, the Board of Directors of Penril decided to sell Electro-Metrics, Inc. ("EMI"), a wholly owned subsidiary of Penril. As a result of the decision, EMI was reported as a discontinued operation in fiscal 1996. In November 1996, EMI became a wholly owned subsidiary of Access Beyond as part of the spin-off of Access Beyond.

         The following table sets forth the selected financial data of EMI's discontinued operations (in thousands):

                                                          Three Months Ended              Six Months Ended
                                                             January 31,                    January 31,
                                                        ---------------------           --------------------
                                                          1997         1996               1997        1996
                                                        --------      -------           --------     -------
         Revenues                                       $ 1,127       $ 1,865           $ 2,404      $ 3,293
         Income (loss) from operations,
           before income taxes                             (260)          122              (472)         133


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

         Net assets of the EMI discontinued operations consist of the following (in thousands):

                                                                  January 31,        July 31,
                                                                         1997            1996
                                                                  -----------        --------
                 Current assets                                        $4,147           4,960
                 Current liabilities                                     (978)         (1,201)
                                                                       ------          ------
                     Net current assets                                 3,169           3,759
                 Property, plant and equipment, net                       435             502
                 Other non-current tangible assets, net                   717              26
                                                                       ------          ------
                     Net tangible assets                                4,321           4,287
                 Estimated loss on disposal                              (214)           (640)
                                                                       ------          ------
                                                                       $4,107          $3,647
                                                                       ======          ======

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

6. As a result of the merger with Bay Networks, Inc., all of the outstanding employee and non-employee stock options of Penril became fully vested and were exercised in fiscal 1997 generating $6.1 million in cash. All of the cash proceeds generated from the exercise of stock options which remained as of November 18, 1996 was transferred to Access Beyond as part of the spin-off transaction.

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

7. On November 19, 1996, pursuant to the merger agreement, the line of credit which Penril had with its principal bank was assumed by Bay
         Networks, Inc.   As of January 31, 1997, Access Beyond had no
         outstanding line of credit with its principal bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        LIQUIDITY AND CAPITAL RESOURCES

         As a result of the merger agreement between Penril and Bay Networks, Inc. ("Bay"), certain assets and liabilities related to the modem business were transferred to Bay. The assets included $2.6 million in accounts receivables, $2.8 million in inventory, $1.7 million in deferred tax assets, and $762,000 in other assets. The liabilities included the $4 million line of credit, $1.4 million in accounts payables, and $625,000 in other liabilities.

         On November 19, 1996, Penril completed the spin-off of Access Beyond and merger with Bay. Prior to the spin-off, Penril received approximately $6.1 million in cash from the exercise of Penril's stock options, approximately $3.5 million in cash from the settlement of the law suit with Standard Micro Systems Corp., and cash received from the closing of the contract to sell Technipower, Inc. The cash generated from these non-operating sources was used by Penril for the expenditures related to the spin-off of Access Beyond and merger with Bay. These expenditures included legal and accounting fees of approximately $700,000, investment banker fees of approximately $1.6 million and change of control payments due to certain officers of Penril of $1.8 million. As part of the Merger Agreement with Bay, all cash as well as the right to receive an additional cash from the sale of Technipower was transferred to Access Beyond. In addition, Access Beyond received $1.5 million in cash pursuant to the Transitional Services Agreement with Penril.

         In fiscal 1996, Penril recorded a restructuring charge of $9.7 million. The reserves remaining at the time of the spin-off were transferred to Access Beyond. At January 31, 1997 the Company had reserves of $1.9 million for inventory and $1.0 million for unused leased facilities. The reserve for unused leased facilities is expected to be liquidated over the remaining life of the lease with $282,000 due in fiscal 1997, $289,000 due in fiscal 1998 and $440,000 due after fiscal 1998. Severance payments of approximately $297,000 were paid during the first half of fiscal 1997. As of January 31, 1997, no additional severance payments related to the restructuring were due.

         Contributing to the cash flow during the first six months of fiscal 1997, was a reduction in accounts receivables of $1.2 million (after adjusting for the transfer of accounts receivables to Bay). This reduction was primarily due to lower sales volumes from the modems prior to the transfer of the modem business to Bay.

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

         As a result of the cash received from the merger and spin-off transactions, accounts payable was reduced $1.9 million (after adjusting for the transfer of accounts payable to Bay) in the first six months of fiscal 1997.

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

         REVENUES

         For the first six months of fiscal 1997, the Company had revenue of $11.5 million compared to $17.3 million for the first six months of fiscal 1996. Revenue for the quarter ended January 31, 1997 were $4.6 million compared to $7.7 million in the second quarter of fiscal 1996. The decline in revenue was the primarily due to the sale of the modem business to Bay Networks which closed in second quarter of fiscal 1997. Revenue from modem license fees also declined from $1.6 million in fiscal 1996 to $500,000 in fiscal 1997. Revenue from the Company's remote access business increased 17% from the first quarter of fiscal 1997 to the second quarter of fiscal 1997.

         GROSS PROFIT MARGINS

         Gross profit margins for the first six months of fiscal 1997 were 31% compared to 43% for the first six months of fiscal 1996. Gross profit margins for the second quarter of fiscal 1997 were 28% compared to 35% for the second quarter of fiscal 1996. The decline in gross profit margins was primarily due to lower margins on modem products in fiscal 1997 prior to the sale of the modem business to Bay Networks, and the decline in revenue from license fees. Gross margins are expected to improve significantly after March 1, 1997 as a result of the outsourcing of board level manufacturing to Hibbing Electronics, Inc. For example, if the transfer of the board level manufacturing to Hibbing had occurred at the beginning of the second quarter of fiscal 1997, gross profit margins would have been in excess of 50%.

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

         PRODUCT DEVELOPMENT EXPENSES

         For the first six months of fiscal 1997 product development expenses remained at $3.5 million compared to the same period in the prior fiscal year. During the second quarter of fiscal 1997 product development expenses decreased from $1.9 million for the second quarter of fiscal 1996 to $1.5 million. This decrease in the second quarter was primarily the result of the sale of the modem business to Bay Networks and the corresponding transfer of modem engineers to Bay Networks early in the second quarter of fiscal 1997.

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




                                       Access Beyond, Inc.
                                       -------------------
                                              (Registrant)




DATE: June 13, 1997                    BY: /s/ Ronald A. Howard
                                          ----------------------------------
                                          Ronald A. Howard
                                          Chief Executive Officer and
                                          Chairman of the Board of Directors





DATE: June 13, 1997                    BY: /s/ Mark R. Fields
                                          ----------------------------------
                                          Mark R. Fields
                                          Acting Chief Financial Officer