Form 10-Q
period 1997-04-30
ACCESS BEYOND INC
filed 1997-06-16
CIK 1020319

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


        Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                      FOR THE QUARTER ENDED APRIL 30, 1997



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

                          Common Stock, $.01 par value,
                          12,495,291 shares outstanding
                               as of June 13, 1997

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      ACCESS BEYOND, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     ASSETS


                                                                  April 30,       July 31,
                                                                    1997            1996
                                                                 --------        --------
CURRENT ASSETS

  Cash and cash equivalents                                      $  2,035        $  4,237

  Accounts receivable, net                                          4,133           7,044
  Inventories-
   Raw materials                                                    4,797           5,823
   Work in process                                                  1,083             541
   Finished goods                                                   1,516           3,320
                                                                 --------        --------
                                                                    7,396           9,684

  Deferred income taxes                                                --           1,700
  Net assets of discontinued operations                             3,897           7,337
  Note receivable                                                   1,430              --
  Other current assets                                                185             249
                                                                 --------        --------
   TOTAL CURRENT ASSETS                                            19,076          30,251

Property, equipment and technology, net                             1,684           2,457
Other assets                                                        1,414           1,072
                                                                 --------        --------
     TOTAL ASSETS                                                $ 22,174        $ 33,780
                                                                 ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowing                                          $     --        $  4,000
   Obligations under capital leases, current portion                  296             272
   Accounts payable                                                 4,931           6,076
   Accrued expenses                                                 3,146           3,105
                                                                 --------        --------
      TOTAL CURRENT LIABILITIES                                     8,373          13,453

Obligations under capital leases, long-term portion                   529             633
Other noncurrent liabilities                                          296           1,479
                                                                 --------        --------
      TOTAL LIABILITIES                                             9,198          15,565

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value                                       120             109
   Additional paid-in capital                                      44,318          39,837
   Retained earnings                                              (31,443)        (21,581)
   Equity adjustments                                                 (19)           (150)
                                                                 --------        --------
      TOTAL SHAREHOLDERS' EQUITY                                   12,976          18,215

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 22,174        $ 33,780
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

                      ACCESS BEYOND, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            Three Months Ended             Nine months Ended
                                                                 April 30,                     April 30,
                                                          ----------------------        -----------------------
                                                            1997           1996           1997           1996
                                                          -------        -------        --------        -------
NET REVENUES                                              $ 3,673        $ 8,973        $ 15,181        $26,320

COSTS AND EXPENSES
 Cost of revenues                                           1,905          5,669           9,811         15,568
 Selling, general and administrative                        2,711          4,391          10,033         13,084
 Product development and engineering                        1,178          1,775           4,671          5,299
 Amortization of cost over
  net assets acquired                                          --            183              --            550
                                                          -------        -------        --------        -------
     Costs before merger and restructuring expenses         5,794         12,018          24,515         34,501

One time merger related expenses                               --             --           4,076             --
                                                          -------        -------        --------        -------

OPERATING LOSS FROM CONTINUING OPERATIONS                  (2,121)        (3,045)        (13,410)        (8,181)

OTHER INCOME (EXPENSE)
 Interest Income (expense)                                     71            (96)            143           (572)
 Other: settlement of lawsuit                                  --             --           3,547             --
 Other, net                                                    53            (27)            451            (11)
                                                          -------        -------        --------        -------
                                                              124           (123)          4,141           (583)

NET LOSS FROM CONTINUING OPERATIONS                        (1,997)        (3,168)         (9,269)        (8,764)

Income (loss) from discontinued operations,
    net of income taxes                                        --             23              --            156
Gain (loss) on disposal of discontinued operations,
    net of income taxes                                      (300)            --            (593)            --
                                                          -------        -------        --------        -------

NET LOSS                                                  $(2,297)       $(3,145)       $ (9,862)       $(8,608)
                                                          =======        =======        ========        =======

 Net loss per common and common
  equivalent share from
       Continuing operations                              $ (0.17)       $ (0.31)       $  (0.79)       $ (0.94)
       Discontinued operations                                 --             --              --           0.01
       Disposal of discontinued operations                  (0.03)            --           (0.05)            --
                                                          -------        -------        --------        -------
                                                          $ (0.20)       $ (0.31)       $  (0.84)       $ (0.93)
                                                          =======        =======        ========        =======

Shares used in per share calculation                       11,990         10.134          11,777          9,300
                                                          =======        =======        ========        =======

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

                      ACCESS BEYOND, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)



                                                                       For the Nine
                                                                  Months Ended April 30,
                                                                 -----------------------
                                                                   1997           1996
                                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations                     $(9,269)       $ (8,764)

Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                    868           2,790
    Other                                                            221            (337)
(Increase) decrease in assets:
    Accounts receivable                                              226           5,623
    Inventories                                                     (572)         (1,958)
    Other current assets                                             (67)            357
 Increase (decrease) in liabilities:
    Accounts payable                                                (354)         (1,683)
    Other liabilities                                               (343)         (1,735)
                                                                 -------        --------
    Net cash provided by (used in) continuing
        operating activities                                      (8,582)         (5,707)

CASH FLOWS FROM DISCONTINUED OPERATIONS
    Income (loss) from discontinued operations                      (593)         (1,054)
    Proceeds from sale of discontinued operations                  2,911              --
    Non-cash charges and changes in working capital                 (898)           (298)
                                                                 -------        --------

    Net cash provided by (used in) discontinued operations         1,420          (1,352)

CASH FLOWS FROM INVESTING ACTIVITIES

Expenditures for property and equipment                           (1,110)           (981)
                                                                 -------        --------
    Net cash used in investing activities                         (1,110)           (981)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under line of credit                                   --          (1,095)
Payments on equipment leases                                        (200)         (4,278)
Issuance of common stock                                           6,139          14,174
Other                                                                131            (173)
                                                                 -------        --------

    Net cash (used in) provided by financing activities            6,070           8,628

CASH AT THE BEGINNING OF THE PERIOD                                4,237           1,087
                                                                 -------        --------

CASH AT THE END OF THE PERIOD                                    $ 2,035        $  1,675
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

                       ACCESS BEYOND, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          For the Three and Nine months
                          Ended April 30, 1997 and 1996
                                   (unaudited)

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

       The accompanying condensed consolidated financial statements, should be read in conjunction with Form 10-K of Penril DataComm Networks, Inc and its wholly-owned subsidiaries for the year ended July 31, 1996, and the Form S-1 of Access Beyond which became effective October 17, 1996. The accompanying condensed consolidated financial statements reflect all adjustments which are in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of April 30, 1997 and the results of operations for the three months and nine months ended April 30, 1997 and April 30, 1996. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

       Certain reclassifications have been made to prior period consolidated financial statements to conform to the April 30, 1997 presentation.

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


                                                    November 19,
                                                        1996
                                                    ------------
          Assets
                 Accounts receivable, net             $2,685
                 Inventory, net                        2,860
                 Deferred tax asset                    1,700
                 Other assets                            762
                                                      ------
                                                       8,007
          Liabilities
                 Line of Credit                        4,000
                 Accounts Payable                      1,409
                 Other liabilities                       771
                                                      ------
                                                       6,180

          Net assets related to modem business        $1,827
                                                      ======

                       ACCESS BEYOND, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          For the Three and Nine months
                          Ended April 30, 1997 and 1996
                                   (unaudited)



3. On October 10, 1996 Penril completed the sale of its wholly-owned subsidiary Technipower, Inc., for $4.3 million of which $2.9 million was paid. The remaining $1.4 million is payable, pursuant to the schedule of payments, on or before July 1997. Technipower, Inc. had been previously reported as a discontinued operation in the financial statements of Penril. The proceeds from the sale of Technipower were transferred to Access Beyond as part of the spin-off of Access Beyond and a charge of $93,000 was taken for the loss on disposal of Technipower.

       During fiscal 1996, the Board of Directors of Penril decided to sell Electro-Metrics, Inc. ("EMI"), a wholly owned subsidiary of Penril. As a result of the decision, EMI was reported as a discontinued operation in fiscal 1996. In November 1996, EMI became a wholly owned subsidiary of Access Beyond as part of the spin-off of Access Beyond.

       The following table sets forth the selected financial data of EMI's discontinued operations (in thousands):



                                             Three Months Ended         Nine months Ended
                                                  April 30,                 April 30,
                                            --------------------       --------------------
                                             1997          1996         1997          1996
                                            ------        ------       ------        ------
       Revenues                             $1,249        $1,567       $3,653        $4,860
       Income (loss) from operations,
        before income taxes                   (261)           23         (733)          156

       Because the Company expects to retain the tax benefits associated with the discontinued operation, no income tax benefit has been recorded for any year.

       The loss from operations for the first nine months of fiscal 1997 was included in the loss on disposal of discontinued operations in fiscal 1996. An additional loss on disposal of $500,000 was recorded in the first nine months of fiscal 1997 to reflect the adjustment to estimated operating loss through the estimated disposal date.

       Net assets of the EMI discontinued operations consist of the following (in thousands):


                                             April 30,       July 31,
                                               1997           1996
                                             --------        -------
     Current assets                           $ 4,104        $ 4,960
     Current liabilities                       (1,095)        (1,201)
                                              -------        -------
         Net current assets                     3,009          3,759
     Property, plant and equipment, net           457            502
     Other non-current assets, net                838             26
                                              -------        -------
         Net tangible assets                    4,304          4,287
     Estimated loss on disposal                  (407)          (640)
                                              -------        -------
                                              $ 3,897        $ 3,647
                                              =======        =======

                       ACCESS BEYOND, INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          For the Three and Nine months
                          Ended April 30, 1997 and 1996
                                   (unaudited)

4. In September, 1996 Penril settled a law suit with Standard Micro Systems Corp. In October 1996 Penril received $3.5 million in cash after all related expenses had been paid. The proceeds from this settlement were transferred to Access Beyond as part of the spin-off transaction, and reported as Other Income of Access Beyond for the nine months ended April 30, 1997.

5. In the fourth quarter of fiscal 1996, Penril recorded a restructuring charge of $9.7 million for the write-down of costs in excess of net assets acquired ($5.0 million), for the write-down of purchased technology ($1.0 million), and for a provision for the write-down of inventory ($2.2 million). This charge also included a provision for employee severance ($400,000) and obligations for leased facilities ($1.0 million). As of April 30, 1997 a provision remained for the write-down of inventory ($1.8 million) and for obligations for leased facilities ($574,000).

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

7. On November 19, 1996, pursuant to the merger agreement, the line of credit which Penril had with its principal bank was assumed by Bay Networks, Inc. As of April 30, 1997, Access Beyond had no outstanding line of credit with its principal bank.

8. In March 1997, Access Beyond entered into an agreement with Hibbing Electronics Corporation in which Hibbing will manufacture and sell printed circuit card products to Access Beyond. Under the agreement, Hibbing has the right to use the lower level of Access Beyond's 1300 Quince Orchard Blvd, Gaithersburg, Maryland, facility as well as certain equipment needed for the manufacturing process. Hibbing will pay Access Beyond 50% of the monthly rent, and utilities associated with that facility, and will pay the current installment amounts on the equipment that Access Beyond leases. This agreement expires August 31, 1998 at which time Hibbing shall have the option to purchase all of the equipment covered under the agreement and Access Beyond will assign all right, title and interest in the covered leases and equipment to Hibbing in exchange for Hibbing's agreement to pay and perform Access Beyond's obligations under those leases.

       On May 2, 1997, Access Beyond issued 503,704 shares of its unregistered common stock to Paradyne Corporation in connection with the purchase of Paradyne's Windows NT Remote Access Server technology ("Hawk"). The stock purchase agreement requires the Company to file a registration statement with the SEC soon as reasonably practicable and to use its best efforts to secure effectiveness on or before November 2, 1997. In addition, the Company purchased $400,000 of Hawk inventory from Paradyne.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         LIQUIDITY AND CAPITAL RESOURCES

       As a result of the merger agreement between Penril and Bay Networks, Inc. ("Bay"), certain assets and liabilities related to the modem business were transferred to Bay. The assets included $2.7 million in accounts receivables, $2.9 million in inventory, $1.7 million in deferred tax assets, and $762,000 in other assets. The liabilities included the $4 million line of credit, $1.4 million in accounts payables, and $771,000 in other liabilities.

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

       In fiscal 1996, Penril recorded a restructuring charge of $9.7 million. The reserves remaining at the time of the spin-off were transferred to Access Beyond. At April 30, 1997 the Company had reserves of $1.8 million for inventory and $574,000 for unused leased facilities. The reserve for unused leased facilities is expected to be liquidated over the remaining life of the lease with $83,000 due in fiscal 1997, $137,000 due in fiscal 1998 and $354,000 due after fiscal 1998. Severance payments of approximately $297,000 were paid during the first half of fiscal 1997. As of April 30, 1997, no additional severance payments related to the restructuring were due.

       Contributing to the cash flow during the first nine months of fiscal 1997, was a reduction in accounts receivables of $226,000 (after adjusting for the transfer of accounts receivables to Bay). This reduction was primarily due to lower sales volumes from the modems prior to the transfer of the modem business to Bay.

       Inventory increased $572,000 in the first nine months of fiscal 1997 (after adjusting for the transfer of inventory to Bay). In February 1997, Access Beyond completed its agreement with Hibbing Electronics, Inc. in which Hibbing began, as of March 1, 1997, operating at Access Beyond's facility and assumed all expenses for the board level manufacturing operation, including all facilities and personnel costs.

        Accounts payable at April 30, 1997 increased $354,000 compared (after adjusting for the transfer of accounts payable to Bay) to the amount reported at the end of the prior fiscal year.

       In March 1997, the Company entered into a definitive agreement to sell Electro-Metrics, Inc. (a wholly owned subsidiary which was classified as a discontinued operation by Penril in fiscal 1996) for $4 million. The Company expects this transaction to close before the end of fiscal year 1997 with payment of $2 million in cash and the balance due, pursuant to the terms of the contract.

                              RESULTS OF OPERATIONS

       As a result of the Merger Agreement with Bay and the spin-off of Access Beyond, the financial statements of Access Beyond include revenue and expenses of Penril for the period from August 1, 1996 through November 19, 1996.

       REVENUES

       For the first nine months of fiscal 1997, the Company had revenue of $15.2 million compared to $26.3 million for the first nine months of fiscal 1996. Revenue for the quarter ended April 30, 1997 was $3.7 million compared to $9.0 million in the third quarter of fiscal 1996. The decline in revenue was the primarily due to the sale of the modem business to Bay Networks which closed in second quarter of fiscal 1997. Revenue from modem license fees also declined from $1.6 million in fiscal 1996 to $500,000 in fiscal 1997.

       GROSS PROFIT MARGINS

       Gross profit margins for the first nine months of fiscal 1997 were 35% compared to 41% for the first nine months of fiscal 1996. Gross profit margins for the third quarter of fiscal 1997 were 48% compared to 37% for the third quarter of fiscal 1996. Gross margins improved significantly after March 1, 1997 as a result of the outsourcing of board level manufacturing to Hibbing Electronics, Inc.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       For the first nine months of fiscal 1997, selling, general and administrative expenses were $10.1 million compared to $13.1 million for the first nine months of fiscal 1996. Expenses for the quarter ended April 30, 1997 were $2.7 million compared to $4.4 million for the third quarter of fiscal 1996. The reduction of expenses was primarily the result of the restructuring of Penril in the fourth quarter of fiscal 1996, and the sale of the modem business to Bay Networks. The Company is investing significantly in sales and marketing for the launch of its new products.

       PRODUCT DEVELOPMENT EXPENSES

For the first nine months of fiscal 1997 product development expenses were $4.7 million compared to $5.3 million for the same period in the prior fiscal year. During the third quarter of fiscal 1997 product development expenses decreased from $1.8 million for the third quarter of fiscal 1996 to $1.2 million. This decrease in the third quarter was primarily the result of the sale of the modem business to Bay Networks and the corresponding transfer of modem engineers to Bay Networks early in the third quarter of fiscal 1997.

       MERGER RELATED EXPENSES

       As a result of the spin-off of Access Beyond the merger of Penril into Bay Networks, Inc., the Company paid legal and accounting fees of approximately $700,000, investment banker fees of $1.6 million and change of control payments due to certain officers of Penril of $1.8 million.

       INTEREST INCOME (EXPENSE)

       Interest income for the first nine months of fiscal 1997 was $143,000 compared with interest expense of $572,000 in the same period of fiscal 1996. Interest income for the third quarter of fiscal 1997 was $71,000 compared to interest expense of $96,000 for the third quarter of fiscal 1996. Excess cash was invested in highly liquid financial instruments with a maturity of three months or less, resulting in interest income during the first nine months of fiscal 1997.

       OTHER INCOME

       In September, 1996 Penril settled a law suit with Standard Micro Systems Corp. In October 1996 Penril received $3.5 million in cash after all related expenses had been paid. The proceeds from this settlement were transferred to Access Beyond as part of the spin-off transaction, and reported as Other Income of Access Beyond for the nine months ended April 30, 1997. On November 19, 1997, pursuant to the merger with Bay Networks, Inc., the Company signed a transitional services agreement. The Company recognized $100,000 as Other income in the third quarter of fiscal 1997.

       NEW DEVELOPMENTS

       In May, 1997 the Company issued approximately 500,000 shares of its common stock in connection with the purchase of Windows NT Remote Access Server technology from Paradyne Corporation.

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




                                          Access Beyond, Inc.
                                                 (Registrant)




DATE: June 16, 1997                       BY: /s/ Ronald A. Howard
                                              __________________________________
                                              Ronald A. Howard
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors








DATE: June 16, 1997                       BY: /s/ Mark R. Fields
                                              __________________________________
                                              Mark R. Fields
                                              Acting Chief Financial Officer