Form 10-K405
period 1997-07-31
ACCESS BEYOND INC
filed 1997-10-16
CIK 1020319

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

                                 ANNUAL REPORT

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1997

                           COMMISSION FILE NO. 21697

                              ACCESS BEYOND, INC.

                             A DELAWARE CORPORATION
                   IRS EMPLOYER IDENTIFICATION NO. 52-1987873
            1300 QUINCE ORCHARD BLVD., GAITHERSBURG, MARYLAND 20878
                          TELEPHONE -- (301) 921-8600

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class:
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of October 3, 1997 the aggregate market value of the Company's voting Common Stock held by non-affiliates of the Company was approximately $76 million.

     As of October 3, 1997 there were 12,495,291 shares of the registrant's Common Stock, $.01 par value outstanding.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT

     Access Beyond, Inc. (the "Company") is in the business of developing and marketing products which enable local, remote or mobile users to access network resources (the "Remote Access Business"). The Company was incorporated on July 23, 1996 and, as described more fully in Note 1 to the Consolidated Financial Statements, was spun-off from Penril DataComm Networks, Inc. ("Penril") on November 18, 1996 pursuant to the distribution (the "Distribution") to the Penril stockholders on such date of shares of the Company's Common Stock. As the successor company to Penril, the Company retains the historical financial information of Penril through November 18, 1996 when Penril was merged into Bay Networks, Inc. ("Bay"). For accounting purposes, the disposition of Penril's modem business, as a result of the merger agreement with Bay has been accounted for as a reduction of paid in capital. The Company's product lines consists of the product line called Access Beyond, serving the remote access market, and products which serve the LAN and Host Access Markets.

     Restructuring: In the fourth quarter of fiscal 1996, Penril took actions to strategically restructure its business to reduce costs and improve competitiveness for the long term. As a result of this plan, Penril recorded a charge of approximately $9.7 million in the fourth quarter of fiscal 1996. The restructuring included a plan to focus the Company's business operations on the remote access server and remote connectivity markets and away from the data transmission markets. See Note 2 to the Consolidated Financial Statements.

     Reduction in Work Force: In August 1997, the Company completed a reduction in work force and other cost-saving measures which will result in an annual savings of approximately $2.0 million and is expected to improve competitiveness. The cost of such reduction in work force was immaterial.

     Acquisitions: On May 2, 1997, the Company and Paradyne Corporation, a Delaware corporation ("Paradyne"), entered into the 2290 Remote Access Gateway ("Hawk") Technology Transfer Agreement (the "Technology Agreement") pursuant to which Paradyne (i) transferred to the Company technology relating to certain open remote dial access cards (in the form of a comprehensive set of specifications, technical information, hardware and software) (the "Hawk Technology"), (ii) sold to the Company certain inventory, tools and equipment used in the application of the Hawk Technology to develop and manufacture products, ("Hawk Products") which include the Hawk Technology, (iii) licensed to the Company certain intellectual property in connection with the Hawk Technology, and (iv) agreed to provide the Company with technical, engineering, manufacturing and marketing support, for an aggregate purchase price of 503,704 shares of the Common Stock (the "Paradyne Shares"), and $425,000 in cash. The Company and Paradyne also entered into a Stock Purchase Agreement, dated as of May 2, 1997 (the "Purchase Agreement"), pursuant to which the Company sold and issued the Paradyne Shares to Paradyne. The Company is required to register the Paradyne Shares for Paradyne under the Securities Act by December 31, 1997 and use its best efforts to maintain the effectiveness of the Registration Statement. See Note 7 to the Consolidated Financial Statements.

     Pending Transaction. On July 29, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Hayes Microcomputer Products, Inc. ("Hayes"). Under the terms of the Merger Agreement, Hayes will become a wholly owned subsidiary of the Company and the shareholders of Hayes at the time the Merger becomes effective will own approximately 79% of the outstanding equity securities of the Company. The Company will amend its certificate of incorporation to (i) change its name to Hayes Communications Inc., (ii) increase the number of authorized shares of capital stock, and (iii) create Series A Preferred Stock, and the Board of Directors of the Company will be increased to seven members, five of whom will be designated by the Hayes shareholders. The Merger Agreement is intended to qualify as a purchase for accounting and financial reporting purposes. The transaction is subject to regulatory and the Company's stockholders' approval and certain conditions to closing as set forth in the Merger Agreement. At the time of the consummation of the Merger, the Company will be responsible for payment of investment

]
banking fees of approximately $1.0 million and for a change of control payment of $437,500 to Ronald A. Howard, President of the Company. Mr. Howard has advised the Company that in lieu of receiving such cash payment, he will accept shares of Common Stock having a value equal to such amount.

PRINCIPAL PRODUCTS

  Access Beyond Product Line

     The Company's Access Beyond product family is targeted at the remote access market, providing a scalable modular platform combining advanced modem, ISDN BRI/PRI, remote access, internet working and terminal connectivity capabilities within a single family of products. The Access Beyond products currently use three chassis configurations supporting from one to eight interface modules for end users to choose from, based on current needs and anticipated future growth. Interface modules are then selected based upon WAN and LAN technology and port density requirements. The result is a fully integrated solution that effectively solves the end user's specific remote access needs.

     The Access Beyond advanced remote access software delivers complete IP, IPX and Appletalk routing, remote node and remote control capabilities including NACS/NASI, all combined with full support for PPP, SLIP, CSLIP, LAT, Telnet, and a wealth of security and management capabilities. In addition to full support for SNMP, it provides an advanced, easy to use Windows based management and configuration utility.

     The Company recently introduced a new class of remote access solutions that integrates both T1 and PRI-ISDN directly within Microsoft Windows NT servers. This new technology, dubbed "Hawk", supports either digital or analog (modem or ISDN) remote access transmission and can be easily plugged into any Microsoft Windows NT(R) or Novell Netware Connect(R) and Border Manager configured server. Servers can be configured to simultaneously support existing network applications as well as remote access, with the Dynamic Access Switching available in the Hawk solution. This substantially reduces network traffic by connecting users directly into the server hosting the network applications.

  LAN and Host Access Products

     The LAN and Host Access products currently sold by the Company include statistical multiplexers and host access servers (VCX), and Ethernet terminal servers (CSX). Each of the LAN and Host Access products provides the Company with an existing revenue stream as well as an installed base.

     The VCX product line of multiplexers ranges from 4-port remote site multiplexers to enterprise solutions providing up to 304 ports or 36 trunk lines and multipurpose communication servers that combine both WAN and LAN capabilities. These products can function as a data PBX, X.25 PAD, statistical multiplexer, terminal server or any combination of these. Although the market for these products is in decline, the Company continues to serve the installed base and fulfill customer applications.

     The CSX Ethernet communications server family provides local and dialup access to Ethernet LANs. Available as either 8-port or 16-port stand alone units or as a modular chassis based solution, the CSX server provides terminal and dialup access for TCP/IP networks.

DISCONTINUED OPERATIONS

     In fiscal 1995, the Board of Directors of Penril decided to sell Technipower, Inc. ("TPI"), a subsidiary manufacturing uninterruptible power supplies and power regulating equipment. In October 1996, the Company completed the sale of TPI business for $1.6 million in cash and a $2.8 million note. As of July 31, 1997, a balance of $980,000 remained unpaid on the note which was due July 31, 1997. The Company reserved the unpaid balance of this note with a charge of $980,000 to loss on disposal of discontinued operations.

     In fiscal 1996, the Board of Directors of Penril decided to sell EMI, a subsidiary manufacturing test equipment and systems for analysis of electromagnetic interference and communications security including applications in satellite communications. In June 1997, the Company completed the sale of the EMI business to EMI Holding Corp. (the "Borrower"), for $2.0 million in cash, $1.5 million in subordinated term notes, and $500,000 in warrants. The subordinated term notes include a $1.0 million note with payments of principal and interest to be made in seven (7) quarterly installments of $50,000 each, beginning on June 30, 1997, and one final installment together with accrued interest being due on June 30, 1999. Interest on the $1.0 million note is at 3% above the highest interest rate being charged to the Borrower by the Borrower's principal bank lender ("Bank Rate"). The remaining subordinated term note of $500,000 accrues interest at 2% above the Bank Rate, accruing from June 30, 1997 and payable in monthly installments beginning on July 1, 1999. The principal shall be paid in one (1) installment on June 30, 2002. The warrants are exercisable on June 30, 2002, wherein the Borrower issues to the Company shares of preferred stock of the Borrower equal to 19.678% of the shares of the Borrower outstanding immediately after the exercise of these warrants. In accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 81, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity," a provision was charged to Loss from Disposal of Discontinued Operations for the outstanding balance of the subordinated term notes and warrants at July 31, 1997 of $1,950,000. The Company fully expects to collect these notes and warrants, however the repayments will be recorded as income when received due to the highly leveraged structure of the Borrower.

SUPPLIERS

     Material and components for the Company's products are purchased from outside suppliers. While most components are available from several suppliers, a few are provided from sole-source vendors. The Company believes that in most cases alternative sources of supply could be obtained within a reasonable time period; however, an interruption in the supply of such components could have a temporary adverse effect on the Company's operations. In March 1997, the Company entered into an agreement (the "Hibbing Agreement") with Hibbing Electronics Corporation ("Hibbing") pursuant to which Hibbing manufactures and sells printed circuit card products to the Company. The Hibbing Agreement expires August 31, 1998 at which time Hibbing shall have the option to purchase for nominal consideration all of the equipment covered under the agreement and the Company will assign all right, title, and interest in the covered leases and equipment to Hibbing in exchange for Hibbing's agreement to pay and perform the Company's obligations under those leases.

PATENTS, COPYRIGHTS AND LICENSES

     The Company owns, or is licensed or otherwise possesses legally enforceable rights to use, several patents, patent applications, trademarks, trade names, service marks, copyrights, schematics, technology, know-how, computer software programs or applications, and tangible or intangible proprietary information or material essential and necessary to the business of the Company. The Company may desire in the future to obtain additional licenses related to its products and believes, based on industry practice, that any necessary licenses could be obtained. The costs of such licenses may vary significantly depending on the nature of the technology involved.

     The United States trademarks, trade names and service marks owned by Access Beyond include ACCESS BEYOND.

     The Company may license much of its technology including integrated access software; CSU/DSU technology; frame relay assembler disassembler technology; PC/TCP SNMP technology; terminal emulation software; remote access software; router card technology and software; network management software; and basic frame relay software for LAN interconnect products.

     On June 16, 1996, Penril and Bay entered into a Development and License Agreement on behalf of Access Beyond whereby Bay licensed to Penril on behalf of Access Beyond certain intellectual property, software, and technical know-how related to certain 24-port Digital Modem Cards. The agreement contemplates that Bay will develop a 24-port Digital Modem Card for Access Beyond, train Access Beyond's personnel in the underlying technology, and provide technical assistance where necessary to permit Access Beyond to market this digital technology.

BACKLOG

     A significant portion of data communications revenues are based on customer purchase orders with immediate shipment requirements. Backlog, which tends not to be significant in data communications products, is a result of the occasional customer order with future scheduled shipment requirements or misalignment of demand and production of a particular product. Because data communications revenues constitute such a significant portion of the revenues of the Company, it is the opinion of the Company's management that the dollar amount of backlog at any given time is not indicative of the actual level of revenues which will ultimately be realized during future periods. Consequently, the Company's management believes that the amount of backlog is not a material consideration in understanding the Company's business operations.

COMPETITION

     The Company encounters substantial competition in the marketing of its products and many of its competitors have greater financial, marketing and technical resources. Important competitive factors in the markets for the Company's products are established customer base, product performance and features, service and support as well as price. The Company believes that it competes favorably with respect to these factors. There can be no assurance that the Company's products will compete successfully with competitive products that may be offered in the future or that aggressive pricing will not negatively impact the profitability of the Company.

RESEARCH AND DEVELOPMENT

     Under its own sponsorship, the Company is continuously engaged in the development of new products as well as the development and enhancement of its existing products. The Company expensed approximately $6.2 million (34% of consolidated revenues) for product development and engineering during fiscal 1997 compared to $7.4 million (19% of consolidated revenues) in fiscal 1996 and $7.4 million (14% of consolidated revenues) in fiscal 1995.

ENVIRONMENTAL MATTERS

     The Company's compliance with federal, state and local environmental laws had no material effect upon the Company's capital expenditures, earnings or competitive position.

SALES AND MARKETING

     The Company's distribution channel is composed of value-added resellers
(VARs), original equipment manufacturers (OEMs) and distributors in more than 40 countries. Sales to end-user customers account for less than 10% of the Company's revenues. This multi-channel strategy allows the Company to meet specific customer needs while giving coverage to the worldwide markets.

     Value Added Resellers. VARs integrate the Company's products with products of other vendors, into networking systems that are sold directly to end-users. VARs also sell the Company's products as stand-alone units. Sales to VARs are made at discounts based on purchase volumes and other incentive programs.

     Original Equipment Manufacturers. The Company also customizes its product for sale through OEMs. This customization may range from simple private labeling of existing products to complete customization of software and/or hardware to fit the product lines of the OEM.

     Distributors. The Company also sells its products to distributors who generally resell to VARs and other dealers. Distributors generally provide a minimal level of systems integration. The Company offers sales and marketing programs to assist distributors in promoting, selling and supporting the Company's products.

     Many of the Company's VARs and distributors carry products which are complementary to, or compete with, those of the Company, and may choose to give higher priority to products of other suppliers or competitors of the Company.

CUSTOMER SUPPORT, SERVICE AND WARRANTY

     The Company services, repairs and provides technical support for its products. A large portion of these support activities, provided through a 24 hour United States support center, are related to software and hardware configuration. The Company sells products with end-user warranty periods of up to sixty months. Following the expiration of the warranty period, if any, the Company offers services on a time and materials basis, or under maintenance contracts.

EMPLOYEES

     The Company had 120 full time employees as of July 31, 1997. The Company believes that its future success will depend largely on its ability to retain certain key personnel and to recruit and retain additional highly skilled employees who are in great demand. The Company has an employment contract with Ronald A. Howard, President and CEO, but does not have employment contracts with its other employees. The Company has experienced no work stoppages and believes that its employee relations are satisfactory.

INTERNATIONAL OPERATIONS

     The Company has a subsidiary (Access Beyond, Ltd) located in the United Kingdom. Financial information about foreign and domestic operations and export sales is more fully described in Note 10 of the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     The Company's executive offices are located in Gaithersburg, Maryland in facilities which had previously been leased to Penril. The lease between the Company and Real Estate Income Partners III was assigned to the Company by Penril as part of the spin-off, is for 54,874 square feet and expires on September 30, 1999. The Company has an option to extend the term of the lease for a period of 119 months and may exercise the option by giving written notice to the landlord prior to the end of the initial term of the lease. Approximately 50% of the premises is subleased to Hibbing, which pays the Company an amount equal to 50% of the rent and other charges payable by the Company.

     The Company leases a research and development facility in Carlstadt, New Jersey. The lease is for approximately 44,403 square feet and expires in September 2001. As more fully described in Note 5 to the Company's Consolidated Financial Statements, the Company has sublet to other parties a substantial portion of such premises.

     In addition to the facilities mentioned above, the Company and its subsidiaries lease manufacturing, warehouse and office facilities in Basingstoke, England. The lease is for approximately 6,800 square feet and expires in December 2001.

     The Company believes its properties are adequate for its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company initiated a lawsuit in December 1994 against Network Systems Corporation ("NSC") for breach of contract, fraudulent inducement and defamation. The suit is seeking specific performance, compensatory damages of $2.0 million and punitive damages of $5.0 million. The litigation arises out of a contract in which the Company agreed to develop certain computer hardware and software to NSC's specifications. NSC subsequently brought a counterclaim alleging negligent misrepresentation, fraud and breach of contract by the Company. NSC is seeking recision of the contract, restitution of monies paid by NSC to the Company, compensatory damages of $5.0 million and punitive damages in an unspecified amount. As of September 23, 1997, the Company was in settlement discussions with NSC.

     In 1993 the Company had initiated a lawsuit against Standard Microsystems Corp. ("SMC") for breach of contract including failure to transfer technology, unfair competition and false representations. In September 1996, the Company and SMC agreed to drop the charges of false representation and settle the contractual dispute. In October 1996, the Company received from SMC, in settlement of the litigation, $3.5 million cash, net of legal payments.

     Digital Equipment Corporation ("DEC") has claimed, through a series of written communications, that the Company has violated DEC patents related to DEC LAT technology. In August 1997, the Company and DEC entered into a license agreement including a specific release whereby the Company acquired a non-exclusive license to develop, manufacture, and market specified products which are compatible with Digital's LAT technology.

     The Company is involved in other routine litigation. Management believes none of the litigation will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Shareholders of Penril was held on November 15, 1996, at which time the shareholders elected to approve and adopt (i) the Plan and Agreement of Merger dated as of June 16, 1996, as amended on August 5, 1996 (the "Penril/Bay Merger"), among Bay Networks, Inc., and Penril and (ii) the distribution to the Company of substantially all of Penril's assets not related to Penril's modem business and Distribution by Penril of all of the outstanding capital stock of Access Beyond, Inc. to the shareholders of Penril, as a dividend. The vote was:

                          ABSTAIN/
IN FAVOR      AGAINST     NOT VOTED
---------     -------     ---------
7,548,199      20,628       18,694

     On March 6, 1997, a Special Meeting of Stockholders of Access Beyond was held, at which time the stockholders voted to approve and adopt (i) the Company's Amended and Restated 1996 Long Term Incentive Plan and (ii) the Company's Amended and Restated 1996 Non-employee Directors' Stock Option Plan. The vote was:

                                                                                         ABSTAIN/
                                                               IN FAVOR      AGAINST     NOT VOTED
                                                               ---------     -------     ---------
1996 Long Term Incentive Plan................................  7,987,110      80,055       33,064
1996 Non-employee Directors' Stock Option Plan...............  8,149,189      96,848       43,067

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     On November 18, 1996, Penril's Common Stock stopped trading over-the-counter on the NASDAQ National Market System under the symbol PNRL. The following table sets forth the high and low sales prices for Penril Common Stock as reported by NASDAQ for the fiscal quarters indicated prior to the last day of trading.

                                                               1997             1996
                                                           ------------     ------------
                          QUARTER ENDED                    HIGH     LOW     HIGH     LOW
        -------------------------------------------------  ----     ---     ----     ---
        October 31.......................................  15 1/2   12 3/8   8 3/8    4 3/8
        January 31.......................................   17      13 7/8  11 1/4   5 1/4
        April 30.........................................   --       --      9 1/4    5 1/2
        July 31..........................................   --       --     14 1/8   8 3/8

     On November 18, 1996, Access Beyond's Common Stock began trading over-the-counter on the NASDAQ under the symbol ACCB. The following table sets forth the high and low sales prices for Access Beyond Common Stock as reported by NASDAQ for the fiscal quarters indicated.

                                                                             1997
                                                                         ------------
                                 QUARTER ENDED                           HIGH     LOW
        ---------------------------------------------------------------  ----     ---
        January 31.....................................................  8 7/8      6
        April 30.......................................................  7 1/8      3
        July 31........................................................  6 1/8    3 1/4

     The current quoted price of the stock is listed daily in the Wall Street Journal in the NASDAQ National Market System section. The number of holders of record of the Company's Common Stock as of October 3, 1997 was 803.

ITEM 6.  SELECTED FINANCIAL DATA

     Data from the Consolidated Statements of Operations included in the following table pertain to the Company's continuing and discontinued operations (in thousands except per share amounts). The results include the operations of Penril through November 18, 1996 when the Company was spun off, and Datability, Inc. ("Datability") from May 6, 1993, the date of acquisition. The Spin-off and Penril/Bay Merger transaction is described more fully in Note 1 to the accompanying Consolidated Financial Statements.

                                                            FISCAL YEAR ENDED JULY 31,
                                                 -------------------------------------------------
                                                   1997       1996      1995      1994      1993
                                                 --------   --------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
HISTORICAL STATEMENT OF OPERATIONS DATA:
Net Revenues...................................  $ 18,000   $ 39,435   $52,611   $61,838   $44,108
Net Income (Loss)
  Continuing operations........................   (13,890)   (20,668)   (4,614)    2,345     1,027
  Discontinued operations......................        --        404    (1,661)     (828)     (896)
  Loss on disposal of discontinued                 (3,735)      (640)   (1,400)       --        --
     operations................................
Earnings (loss) per share
  Continuing operations........................     (1.16)     (2.14)    (0.61)     0.30      0.15
  Discontinued operations......................        --       0.04     (0.22)    (0.11)    (0.13)
  Loss on disposal of discontinued                  (0.31)     (0.07)    (0.19)       --        --
     operations................................
Cash dividends per share.......................        --         --        --      0.02        --
HISTORICAL BALANCE SHEET DATA:
Total assets...................................  $ 13,906   $ 33,780   $44,388   $51,061   $49,178
Long-term debt.................................       743        905     5,681     8,890    10,217
Stockholders' equity...........................     7,311     18,215    21,723    28,580    27,501

  Quarterly Financial Data

     A summary of the Company's consolidated results of continuing operations for each of the fiscal quarters for the years ended July 31, 1997 and 1996 is shown in the table below. This data includes the revenue, gross profit, and net loss of Penril for the period August 1, 1995 through November 18, 1996. The net loss from continuing operations for the fourth quarter of fiscal 1996 includes a charge of $9.7 million for restructuring charges, which are more fully described in Note 2 of the Consolidated Financial Statements and $500,000 for costs incurred related to the Penril/Bay Merger Agreement with Bay. In the first quarter of fiscal 1997 the Company recorded a one time gain on the settlement of its lawsuit with SMC of $3.5 million. In the first and second quarters of fiscal 1997, the Company paid one time merger related expenses totaling $4.0 million.

                                                   OCTOBER 31,     JANUARY 31,     APRIL 30,     JULY 31,
           FISCAL 1997 QUARTERS ENDED:                1996            1997           1997          1997
-------------------------------------------------  -----------     -----------     ---------     --------
Revenues.........................................    $ 6,915         $ 4,593        $  3,673     $  2,819
Gross profit.....................................      2,323           1,279           1,768          631
Net loss.........................................     (1,040)         (6,232)         (1,997)      (4,621)
Net loss per share...............................       (.12)           (.52)           (.17)        (.35)

                                                   OCTOBER 31,     JANUARY 31,     APRIL 30,     JULY 31,
           FISCAL 1996 QUARTERS ENDED:                1995            1996           1996          1996
-------------------------------------------------  -----------     -----------     ---------     --------
Revenues.........................................    $ 9,656         $ 7,691        $  8,973     $ 13,115
Gross profit.....................................      4,757           2,691           3,304        6,274
Net loss.........................................     (1,597)         (3,999)         (3,168)     (11,904)
Net loss per share...............................      (0.19)          (0.43)          (0.31)       (1.11)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     In the fourth quarter of fiscal 1996, Penril took actions to strategically restructure the business to focus on the remote access connectivity products, to reduce costs and improve competitiveness for the long-term. This restructuring plan included the elimination of the VCP and BRX product lines and the introduction of the new remote access product line. As described more fully in
Note 2 to the Company's Consolidated Financial Statements, Penril recorded a restructuring charge in the fourth quarter of fiscal 1996 of $9.7 million. As of July 31, 1997, the Company had completed all phases of the restructuring plan and does not anticipate any additional cost associated with this plan.

     In the first quarter of fiscal 1997, prior to the spin-off of the Company, Penril received approximately $6.1 million from the exercise of employee and director stock options. The cash generated from these exercises was used for the expenditures related to the merger and spin-off of the Company. These expenditures included legal and accounting fees of approximately $700,000, investment banker fees of $1.6 million, and change of control payments to certain officers of Penril of $1.8 million. Also in the first quarter of fiscal 1997, prior to the spin-off of the Company, Penril received the following; $3.5 million in cash from Standard Micro Systems Corp. for settlement of the law suit with Penril, and $1.6 million in cash and $2.8 million in notes from the sale of its TPI subsidiary. As of July 31, 1997, a balance of $980,000 on the TPI note was past due. The Company reserved the unpaid balance of this note with a charge in the fourth quarter of fiscal 1997 of $980,000 to loss on disposal of discontinued operations.

     On November 18, 1996, as a result of the merger between Penril and Bay, certain assets and liabilities related to the modem business were transferred to Bay. The assets included $2.5 million in accounts receivables, $2.7 million in inventory, $1.7 million in deferred tax assets, and $761,000 in other assets. The liabilities included a $4 million line of credit, $1.5 million in accounts payables, and $887,000 in other liabilities. All cash and rights to future cash from the sale of TPI were spun-off to the Company pursuant to the merger agreement with Bay. In addition, the Company received $1.5 million in cash from Bay pursuant to the Transitional Services Agreement between Penril and the Company.

     In March 1997, the Company entered into an agreement with Hibbing in which Hibbing will manufacture and sell printed circuit card products to the Company. Under the agreement, Hibbing has the right to use the lower level of the Company's Gaithersburg, Maryland, facility as well as certain equipment needed for the manufacturing process. Hibbing will pay the Company 50% of the monthly rent and utilities associated with that facility, and will pay the current installment amounts on the equipment that the Company leases. This agreement expires August 31, 1998 at which time Hibbing shall have the option to purchase all of the equipment covered under the agreement and the Company will assign all right, title and interest in the covered leases and equipment to Hibbing in exchange for Hibbing's agreement to pay and perform the Company's obligations under those leases.

     In May 1997, the Company and Paradyne Corporation, a Delaware corporation ("Paradyne"), entered into the 2290 Remote Access Gateway ("Hawk") Technology Transfer Agreement (the "Technology Agreement") pursuant to which Paradyne (i) transferred to the Company technology relating to certain open remote dial access cards (in the form of a comprehensive set of specifications, technical information, hardware and software)(the "Hawk Technology"), (ii) sold to the Company certain inventory, tools and equipment used in the application of the Hawk Technology to develop and manufacture products, ("Hawk Products") which include the Hawk Technology, (iii) licensed to the Company certain intellectual property in connection with the Hawk Technology, and (iv) agreed to provide the Company with technical, engineering, manufactur-ing and marketing support, for an aggregate purchase price of 503,704 shares of the Common Stock (the "Paradyne Shares"), and $425,000 in cash. The Company and Paradyne also entered into a Stock Purchase Agreement, dated as of May 2, 1997 (the "Purchase Agreement"), pursuant to which the Company sold and issued the Paradyne Shares to Paradyne. Pursuant to the Purchase Agreement, the Company is required to register the Paradyne Shares for resale by Paradyne under the Securities Act.

     On June 30, 1997, the Company sold the assets of its EMI subsidiary to a company principally owned by the former president of EMI and received $2.0 million in cash, $1.5 million in subordinated term notes, and $500,000 in warrants (repayment terms of the notes and warrants are more fully described in Note 3 to the Company's Consolidated Financial Statements). In accordance with the Securities and Exchange Commissions' Staff Accounting Bulletin No. 81, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity", a provision was charged to Loss from Disposal of Discontinued Operations for the outstanding balance of the subordinated term notes and warrants at July 31, 1997 of 2.0 million. The Company fully expects to collect these notes and warrants, however the repayments will be recorded as income when received due to the highly leveraged structure of the buyer. The purchase price was determined by arms-length negotiation.

     The cash received from the sources described above was used to fund the Company's loss from continuing operations for fiscal 1997 of $13.9 million. Contributing to the Company's cash flow in fiscal 1997 was the reduction of accounts receivable of $1.4 million (after adjusting for the transfer of accounts receivable to Bay). This reduction was the result of lower sales volumes in fiscal 1997 compared to fiscal 1996.

     The Company's inventories and accounts payables declined by $600,000 and $1.1 million respectively (after adjusting for the transfer of inventory and accounts payable to Bay), as a result of the lower level of business and the outsourcing of its board level manufacturing to Hibbing Electronics, Inc.

     In August 1997, the Company completed a reduction in force of 19 employees which, in combination with reductions in other expenses, is expected to result in an annual savings of approximately $2.0 million.

     In September 1997, the Company obtained a commitment for a secured working capital facility of $3.0 million with borrowings based on qualified accounts receivable and inventory.

     The ability of the Company to generate adequate cash for operational and capital needs is dependent on the success of the Company to increase sales of its new Access Beyond products including the AB2400/4400 and the "Hawk," coupled with the collection of cash from notes received in the sale of its TPI and EMI subsidiaries. In addition it may seek to raise cash from other sources including sales of securities or other assets of the Company.

RESULTS OF OPERATIONS

     The Company was incorporated on July 23, 1996, and filed a Form S-1 Registration Statement with the Securities and Exchange Commission which became effective October 17, 1996. On November 18, 1996 Penril distributed a dividend to its stockholders of record of one share of common stock of Access Beyond for each share of Penril common stock held. Penril transferred all of the assets and liabilities of Penril's remote access business to Access Beyond before becoming a wholly owned subsidiary of Bay on November 18, 1996. As the successor company to Penril, the Company retains the historical financial information of Penril through November 18, 1996, when Penril was merged into Bay. For accounting purposes, the disposition of the modem business, as a result of the merger agreement with Bay, has been accounted for as a reduction of paid in capital. For purposes of this discussion, revenue and expenses that could be specifically identified with the modem business ("Modem Products") are shown separately from the Company's Access Beyond and LAN/Host Access Products ("the Company's Products"). Certain expenses that could not be specifically identified with the modem business were included with the Company's business, consequently the expenses reported for the Company's business in fiscal 1996 and 1995 are in excess of those that would have been incurred had the Company been a stand alone entity at that time. The results of operations from the discontinued operations of the EMI and TPI subsidiaries are not included in this discussion. Dollar amounts are reported in thousands.

FISCAL 1997 COMPARED TO FISCAL 1996

                                                            JULY        JULY
                                                             31,         31,
                                                            1997        1996        CHANGE
                                                           -------     -------     --------
    Revenues:
      The Company's Products.............................  $13,772     $19,916     $ (6,144)
      Modem Products.....................................    4,228      19,519      (15,291)
                                                           -------     -------     --------
                                                           $18,000     $39,435     $(21,435)
                                                           =======     =======     ========

     Revenues from the Company's Products declined in fiscal 1997 as a result of the delay in launching the new Access Beyond products including the AB2400/4400 models. These models were released in the fourth quarter of fiscal 1997. In addition, there was a continued decline in the market demand for the Company's CSX terminal servers and VCX multiplexers which represent older technology. The Company believes that the new Access Beyond products are competitively priced and will generate revenues over the next fiscal year to offset the decline in revenues from the older LAN and Host Access products. Revenues from Modem Products declined because of the sale of the modem product business to Bay in November 1996.

     Exports represented 21% of the Company's total revenues in fiscal 1997 and 32% of the Company's revenues in fiscal 1996. Revenues from the Company's foreign subsidiary, which is primarily a sales and marketing operation in England, represented 20% of the Company's total revenues in fiscal 1997 and 19% of the Company's total revenues in fiscal 1996. The Company does not believe it has any significant exposure to exchange rate risk.

     In the three years ended July 31, 1997, 1996, and 1995, foreign operations have generated net losses after eliminations of $164,000, $401,000, and $49,000 respectively, while domestic operations generated net losses of $13.7 million, $20.3 million and $5.1 million respectively. The Company's foreign operation consists of a sales and distribution facility. The net losses from the Company's foreign operation is due to greater price competitiveness, which has caused a decline in gross profit margins. The net losses from the Company's domestic operations in fiscal 1996 included a restructuring charge of $9.7 million and merger related expenses of $500,000. The net losses from the Company's domestic operations in fiscal 1997 and 1996 were due to lower sales volumes and higher absorption of manufacturing variances and other fixed charges related to the Company's domestic manufacturing operation. The Company's domestic manufacturing operation performs all manufacturing for the Company and consequently must absorb all of the unfavorable manufacturing variances resulting from the lower sales volumes.

                                                               JULY 31,     JULY 31,
                                                                 1997         1996       CHANGE
                                                               --------     --------     -------
    Gross Profit Margin:
      The Company's Products.................................     36%          37%          (1%)
      Modem Products.........................................     23%          49%         (26%)

     Gross profit margins for the Company's Products declined slightly in fiscal 1997 because of manufacturing inefficiencies due to lower sales volumes and because of delays in launching the new Access Beyond product line. Gross profit margins for Modem Products declined sharply as a result of the sale of the modem business to Bay and the efforts prior to the closing to reduce inventory of Modem Products with discounted pricing.

                                                             JULY        JULY
                                                              31,         31,
                                                             1997        1996       CHANGE
                                                            -------     -------     -------
    Selling, general and administrative expenses:
      The Company's Products..............................  $12,253     $16,417     $(4,164)
      Modem Products......................................      634       2,694      (2,060)
                                                            -------     -------     -------
                                                            $12,887     $19,111     $(6,224)
                                                            =======     =======     =======

     Selling, general and administrative expenses for the Company's Products declined as a result of the restructuring plan implemented in fiscal 1997. Expenses related to the Modem Products declined as a result of the sale of the modem business to Bay.

                                                               JULY       JULY
                                                               31,        31,
                                                               1997       1996      CHANGE
                                                              ------     ------     -------
    Product development expenses:
      The Company's Products................................  $5,644     $5,624     $    20
      Modem Products........................................     520      1,765      (1,245)
                                                              ------     ------     -------
                                                              $6,164     $7,389     $(1,225)
                                                              ======     ======     =======

     Product development expenses increased slightly in fiscal 1997 due to the continued development of the new Access Beyond product line including the AB2400/4400 and the "Hawk" products which were launched in the fourth quarter of fiscal 1997. Modem Product development expenses declined due to the sale of the modem business to Bay in November 1996.

                                                               JULY       JULY
                                                               31,        31,
                                                               1997       1996      CHANGE
                                                              ------     ------     -------
    Other Operating expenses:
      Merger related expenses...............................  $4,077     $   --     $ 4,077
      Write-down of assets..................................     864         --         864
      Provision for restructuring...........................     238      9,718      (9,480)
    Other Income(expenses):
      Interest income.......................................     380         --         380
      Interest expense......................................     200        698        (498)
    Other: Settlement of Lawsuit............................   3,547         --       3,547

     Pursuant to the merger of Penril and Bay in the first quarter of fiscal 1997, Penril incurred merger related expenses of $4.2 million. In the fourth quarter of fiscal 1997, the Company determined that as a result of the introduction of its new AB2400/4400 products, an additional reserve for inventory obsolescence of $864,000 needed to be recorded. Also in the fourth quarter, the Company recorded a charge to restructuring of $238,000 for additional inventory that was disposed of as part of the original restructuring plan. Interest income was generated from the short-term investments that the Company made in fiscal 1997 with its excess cash. Interest expense resulted from the Company's capital equipment leases. The decline in interest expense resulted from the elimination of the line of credit as part of the merger and spin-off transaction with Bay in fiscal 1997.

     In 1993 the Company had initiated a lawsuit against Standard Microsystems Corp. ("SMC") for breach of contract including failure to transfer technology, unfair competition and false representations. In September 1996, the Company and SMC agreed to drop the charges of false representation and settle the contractual dispute. In October 1996, the Company received from SMC, in settlement of the litigation, $3.5 million cash, net of legal payments.

FISCAL 1996 COMPARED TO FISCAL 1995

                                                           JULY 31,     JULY 31,
                                                             1996         1995        CHANGE
                                                           --------     --------     --------
    Revenues:
      The Company's Products.............................  $ 19,916     $ 33,637     $(13,721)
      Modem Products.....................................    19,519       18,974          545
                                                            -------      -------     --------
                                                           $ 39,435     $ 52,611     $(13,176)
                                                            =======      =======     ========

     The decrease in revenues for the Company's Products was primarily attributable to the continued decline in market demand for terminal servers and multiplexers which resulted in lower volumes and more competitive pricing.

     In the fourth quarter of fiscal 1996, Penril and Bay entered into a License Agreement whereby Bay acquired a license to certain intellectual property rights related to Penril's modem technology, and Penril was paid $4.5 million. Revenues for Modem Products without this license agreement would have been $15.0 million in fiscal 1996 compared with $19.0 million in fiscal 1995. The decrease in revenue from the sale of Modem Products was due to slower than expected sales of Penril's V.34 modems, and a decline in sales of older Modem Products.

                                                                JULY 31,     JULY 31,
                                                                  1996         1995       CHANGE
                                                                --------     --------     ------
    Gross Profit Margin:
      The Company's Products..................................     37%          46%         (9)%
      Modem Products..........................................     49%          41%          8%

     The decrease in the gross profit margins for the Company's Products was due to reductions in product pricing in order to remain competitive in the market place, and increases in manufacturing inefficiencies due to lower sales volumes. As noted above, Penril entered into a License Agreement with Bay in the fourth quarter of fiscal 1996 for $4.5 million. Gross profit margins without this License Agreement would have been 34% in fiscal 1996 compared to 41% in fiscal 1995. The decrease in gross profit margins for modem products was due to higher costs of materials in the V.34 modem product line as well as pricing competition and lower manufacturing efficiencies related to the lower sales volume.

                                                              JULY 31,     JULY 31,
                                                                1996         1995       CHANGE
                                                              --------     --------     ------
    Selling, general and administrative expenses:
      The Company's Products................................  $ 16,417     $ 16,479      $(62)
      Modem Products........................................     2,694        2,286       408
                                                               -------      -------      ----
                                                              $ 19,111     $ 18,765      $346
                                                               =======      =======      ====

     Selling, general and administrative expenses decreased for the Company's Products primarily from lower commissions paid due to lower sales volume. There was also a reduction in personnel costs as a result of eliminating several administrative positions in Penril's Gaithersburg, Maryland facilities during fiscal 1995. This reduction was partially offset by a charge of $500,000 during the fourth quarter of fiscal 1996, for costs incurred related to the Penril/Bay Merger. All expenses which could not be specifically identified with the modem products were included with the Company's Products. Consequently the expenses for the Company's Products are in excess of those that would have been incurred had the Company been a stand alone company.

                                                                JULY 31,     JULY 31,
                                                                  1996         1995       CHANGE
                                                                --------     --------     ------
    Product development expenses:
      The Company's Products..................................   $ 5,624      $ 5,520     $ 104
      Modem Products..........................................     1,765        1,918      (153)
                                                                  ------       ------     -----
                                                                 $ 7,389      $ 7,438     $ (49)
                                                                  ======       ======     =====

     Product development expenses for the Company's Products increased because of an increase in personnel costs related to development of the new Access Beyond product line. Modem Product development expenses decreased because of reductions in personnel costs as a result of Penril's cost reduction efforts in fiscal 1995. All expenses which could not be specifically identified with the Modem Products were included with the Company's Products. Consequently the expenses for the Company's Products are in excess of those that would have been incurred had the Company been a stand alone company.

                                                                JULY 31,     JULY 31,
                                                                  1996         1995       CHANGE
                                                                --------     --------     ------
    Interest expense..........................................    $698        $ 1,228     $(530)

     During fiscal 1996, Penril sold Penril Stock in private placements which generated approximately $14.7 million in cash. A portion of the proceeds was used to repay all of Penril's term debt during fiscal 1996, which resulted in decreased interest expense.

     Portions of this report contain certain "forward looking" statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, market acceptance of the Company's products and services, other factors discussed in the report as well as factors discussed in other filings made with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward looking statements included herein will prove to be accurate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Access Beyond, Inc.
Gaithersburg, Maryland

     We have audited the accompanying consolidated balance sheets of Access Beyond, Inc. and subsidiaries (the successor company to Penril DataComm Networks, Inc.) as of July 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Access Beyond, Inc. and subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles.

                                          Deloitte & Touche LLP
Washington, D.C.
August 29, 1997
  (September 15, 1997 as to Note 11)

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED JULY 31,
                                                              ---------------------------------
                                                                1997         1996        1995
                                                              --------     --------     -------
NET REVENUES FROM CONTINUING OPERATIONS.....................  $ 18,000     $ 39,435     $52,611

COSTS AND EXPENSES
Cost of revenues............................................    11,999       22,409      29,394
Selling, general and administrative.........................    12,887       18,611      18,765
Product development and engineering.........................     6,164        7,389       7,438
Merger related expenses.....................................     4,077          500          --
Write-down of assets........................................       864           --          --
Provision for restructuring costs...........................       238        9,718          --
Amortization of cost over net assets acquired...............        --          734         834
                                                              --------     --------     -------
                                                                36,229       59,361      56,431

OPERATING LOSS FROM CONTINUING OPERATIONS...................   (18,229)     (19,926)     (3,820)

OTHER INCOME (EXPENSE)
Interest income.............................................       380           --          --
Interest expense............................................      (200)        (698)     (1,228)
Other: settlement of lawsuit................................     3,547           --          --
Other income (expenses), net................................       612          (44)       (144)
                                                              --------     --------     -------
                                                                 4,339         (742)     (1,372)

LOSS FROM CONTINUING OPERATIONS
Before Income Taxes.........................................   (13,890)     (20,668)     (5,192)
  Benefit For Income Taxes..................................        --           --         578
                                                              --------     --------     -------
LOSS FROM CONTINUING OPERATIONS.............................   (13,890)     (20,668)     (4,614)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  net of income taxes.......................................        --          404      (1,661)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS,
  net of income taxes.......................................    (3,735)        (640)     (1,400)
                                                              --------     --------     -------
NET LOSS....................................................  $(17,625)    $(20,904)    $(7,675)
                                                              ========     ========     =======

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
  Continuing operations.....................................  $  (1.16)    $  (2.14)    $ (0.61)
  Discontinued operations...................................        --         0.04       (0.22)
  Loss on disposal of discontinued operations...............     (0.31)       (0.07)      (0.19)
                                                              --------     --------     -------
                                                              $  (1.47)    $  (2.17)    $ (1.02)
                                                              ========     ========     =======
Shares used in per share calculation........................    11,956        9,650       7,559
                                                              ========     ========     =======

THE CONSOLIDATED FINANCIAL STATEMENTS OF ACCESS BEYOND, INC. INCLUDE THE FINANCIAL INFORMATION OF PENRIL DATACOMM NETWORKS, INC. FOR THE PERIODS PRIOR TO NOVEMBER 18, 1996 WHEN ACCESS BEYOND, INC. WAS SPUN-OFF FROM PENRIL DATACOMM NETWORKS, INC. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                               JULY 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents..............................................  $    578     $  4,237
Accounts receivable, less allowance for doubtful accounts of $215 in
  1997 and $554 in 1996................................................     3,050        7,044
Inventories............................................................     5,678        9,684
Deferred income taxes..................................................        --        1,700
Net assets of discontinued operations..................................        --        7,337
Other current assets...................................................       167          249
                                                                         --------     --------
TOTAL CURRENT ASSETS...................................................     9,473       30,251
Property and equipment, net............................................     3,484        2,457
Other assets...........................................................       949        1,072
                                                                         --------     --------
TOTAL ASSETS...........................................................  $ 13,906     $ 33,780
                                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings..................................................  $     --     $  4,000
Current portion of capital lease obligations...........................       287          272
Accounts payable.......................................................     3,458        6,076
Accrued compensation and commissions...................................       630        1,347
Other accrued expenses.................................................     1,467        1,758
                                                                         --------     --------
TOTAL CURRENT LIABILITIES..............................................     5,842       13,453
Long-Term portion of capital lease obligations.........................       456          633
Other Noncurrent Liabilities...........................................       297        1,479
                                                                         --------     --------
TOTAL LIABILITIES......................................................     6,595       15,565
                                                                         --------     --------
Commitments and Contingencies (See Note 7)                                     --           --
SHAREHOLDERS' EQUITY
Serial preferred stock, $.01 par value; authorized, 100,000 shares;
  issued, none.........................................................        --           --
Common stock, $.01 par value; authorized, 30,000,000 shares; issued and outstanding, 12,495,291 shares in 1997 and 10,849,647 shares in
  1996.................................................................       125          109
Additional paid-in capital.............................................    46,431       39,837
Accumulated deficit....................................................   (39,206)     (21,581)
Accumulated foreign currency translation adjustment....................       (39)        (150)
                                                                         --------     --------
TOTAL SHAREHOLDERS' EQUITY.............................................     7,311       18,215
                                                                         --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................  $ 13,906     $ 33,780
                                                                         ========     ========

THE CONSOLIDATED FINANCIAL STATEMENTS OF ACCESS BEYOND, INC. INCLUDE THE FINANCIAL INFORMATION OF PENRIL DATACOMM NETWORKS, INC. FOR THE PERIODS PRIOR TO NOVEMBER 18, 1996 WHEN ACCESS BEYOND, INC. WAS SPUN-OFF FROM PENRIL DATACOMM NETWORKS, INC. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEAR ENDED JULY 31,
                                                                  -----------------------------
                                                                    1997       1996      1995
                                                                  --------   --------   -------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
  loss from operations..........................................  $(13,890)  $(20,668)  $(4,614)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..............................     1,269      3,452     4,418
     Benefit from deferred taxes................................        --         --      (578)
     Provision for restructuring costs..........................       238      9,718        --
     Other......................................................        20        (93)       25
  (Increase) decrease in assets:
     Accounts receivable........................................     1,406      6,477     2,508
     Inventories................................................       559       (472)    1,122
     Other current assets.......................................        19        529      (287)
  Increase (decrease) in liabilities:
     Accounts payable...........................................    (1,093)    (2,080)    1,792
     Other liabilities..........................................      (793)      (731)     (291)
                                                                  --------   --------   -------
Net cash provided by (used in) continuing operating
  activities....................................................   (12,265)    (3,868)    4,095
CASH FLOWS FROM DISCONTINUED OPERATIONS
  Proceeds from the sale of discontinued operations.............     5,411         --        --
  Loss from discontinued operations.............................    (3,735)      (236)   (3,061)
  Non-cash charges and changes in working capital...............    (1,809)    (2,832)      285
  Provision for loss on disposal of discontinued operations.....     3,735        640     1,400
                                                                  --------   --------   -------
Net cash provided by (used in) discontinued operations..........     3,602     (2,428)   (1,376)
Net cash used in provided by (used in) operations...............    (8,663)    (6,296)    2,719
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for purchased technology.........................      (352)      (800)   (1,049)
  Expenditures for property, equipment and other................      (714)      (747)     (417)
                                                                  --------   --------   -------
Net cash used in investing activities...........................    (1,066)    (1,547)   (1,466)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under line of credit...........................        --     (1,095)    1,870
  Payments on long-term debt....................................      (282)    (5,210)   (3,300)
  Issuance of common stock......................................     6,241     17,486        74
  Other.........................................................       111        (93)       94
                                                                  --------   --------   -------
Net cash provided by (used in) financing activities.............     6,070     11,088    (1,262)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR..........     4,237        992     1,001
                                                                  --------   --------   -------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR................  $    578   $  4,237   $   992
                                                                  ========   ========   =======
SUPPLEMENTAL INFORMATION
  Cash payments for income taxes................................  $     --   $     20   $   113
                                                                  ========   ========   =======
  Cash payments for interest....................................  $    200   $    783   $ 1,103
                                                                  ========   ========   =======

THE CONSOLIDATED FINANCIAL STATEMENTS OF ACCESS BEYOND, INC. INCLUDE THE FINANCIAL INFORMATION OF PENRIL DATACOMM NETWORKS, INC. FOR THE PERIODS PRIOR TO NOVEMBER 18, 1996 WHEN ACCESS BEYOND, INC. WAS SPUN-OFF FROM PENRIL DATACOMM NETWORKS, INC. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                  COMMON STOCK        ADDITIONAL                    RETAINED
                              --------------------     PAID-IN        UNEARNED      EARNINGS     CURRENCY
                                SHARES      AMOUNT     CAPITAL      COMPENSATION    (DEFICIT)   ADJUSTMENT
                              ----------    ------    ----------    ------------    --------    ----------
BALANCE AUGUST 1, 1994......   7,442,368     $ 74      $ 21,720         $(16)       $  6,998      $ (196)
Net loss....................                                                          (7,675)
Issuance of common stock-
  Upon exercise of stock
     options................      33,067        1            73
  Upon exercise of
     warrants...............      80,000        1           194
For acquisition of patent
  rights....................      50,000        1           118
Shares retired in connection
  with options, warrants,
  and awards................     (62,620)      (1)         (194)          16
Deferred tax benefit from
  exercise of options.......          --                    473
Foreign currency translation
  adjustment................          --                                                             136
                              ----------     ----       -------         ----        --------       -----
BALANCE JULY 31, 1995.......   7,542,815       76        22,384           --            (677)        (60)
Net loss....................                                                         (20,904)
Issuance of common stock-
  Upon sale in private
     placements.............   2,607,267       26        14,718
  Upon exercise of stock
     options................     687,284        7         2,735
  Upon exercise of
     warrants...............      25,000       --            --
Shares retired in connection
  with options, warrants and
  awards....................     (12,719)      --            --
Foreign currency translation
  adjustment................          --                                                             (90)
                              ----------     ----       -------         ----        --------       -----
BALANCE JULY 31, 1996.......  10,849,647      109        39,837           --         (21,581)       (150)
Net loss....................          --                                             (17,625)
Issuance of common stock-
  Upon exercise of stock
     options................   1,124,951       11         6,124
  Upon sale of stock........      16,989       --           115
For purchase of technology
  from Paradyne.............     503,704        5         1,695
For the effect of the merger
  of Penril and Bay
  Networks, and the spin-off
  of Access Beyond..........          --       --        (1,340)
Foreign currency translation
  adjustment................                                                                         111
                              ----------     ----       -------         ----        --------       -----
BALANCE JULY 31, 1997.......  12,495,291     $125      $ 46,431         $ --        $(39,206)     $  (39)
                              ==========     ====       =======         ====        ========       =====

THE CONSOLIDATED FINANCIAL STATEMENTS OF ACCESS BEYOND, INC. INCLUDE THE FINANCIAL INFORMATION OF PENRIL DATACOMM NETWORKS, INC. FOR THE PERIODS PRIOR TO NOVEMBER 18, 1996 WHEN ACCESS BEYOND, INC. WAS SPUN-OFF FROM PENRIL DATACOMM NETWORKS, INC. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Effects of the Spin-off and Merger Transactions: Access Beyond, Inc. ("Access Beyond" or "the Company") was incorporated on July 23, 1996, and filed a Form S-1 Registration Statement with the Securities and Exchange Commission which became effective October 17, 1996. On November 18, 1996 Penril DataComm Networks, Inc. ("Penril") distributed a dividend to its stockholders of record, one share of common stock of Access Beyond for each share of Penril common stock held. Penril transferred all of the assets and liabilities of Penril's remote access business to Access Beyond before becoming a wholly owned subsidiary of Bay Networks, Inc.("Bay") on November 18, 1996. As the successor company to Penril, Access Beyond retains the historical financial information of Penril through November 18, 1996, when Penril was merged into Bay. For accounting purposes, the disposition of the modem business, as a result of the merger agreement with Bay, has been accounted for as a reduction of paid in capital.

     On November 18, 1996 Penril transferred all of its remote access business assets and liabilities to Access Beyond as part of its spin-off of Access Beyond. Assets and liabilities related to the modem business remained with Penril and Penril became a wholly-owned subsidiary of Bay as part of the Merger Agreement with Bay. Revenues from the modems prior to the sale of the modem business to Bay were $4.2 million in fiscal 1997. Under the terms of the Merger Agreement with Bay, assets and liabilities related to the modem business that were acquired by Bay included the following at the date of the closing.

                                                                        NOVEMBER 18,
                                                                            1996
                                                                  -------------------------
                                                                  (IN THOUSANDS OF DOLLARS)
        Assets:
          Accounts receivable, net..............................           $ 2,542
          Inventory, net........................................             2,740
          Deferred tax asset....................................             1,700
          Other assets..........................................               761
                                                                            ------
                  Total Assets..................................             7,743
                                                                            ------
        Liabilities:
          Line of credit........................................           $ 4,000
          Accounts payable......................................             1,525
          Other liabilities.....................................               887
                                                                            ------
                  Total Liabilities.............................             6,412
                                                                            ------
                  Net assets related to the modem business......           $ 1,331
                                                                            ======

     As a result of the merger with Bay, the Company paid performance and severance payments to certain employees. In addition, the Company incurred investment banking legal, and consulting fees. The total merger related expenses were approximately $4.1 million.

     Business: The Company is in the business of developing and marketing products which enable local remote or mobile users to access network resources (remote access business).

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents: The Company considers cash on hand, deposits in banks, and highly liquid investments with an original maturity of three months or less as cash and cash equivalents.

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

     Fair Value of Financial Instruments: The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturities of such instruments. Capital lease obligations are carried at amounts approximating fair values based on current rates offered to the Company for debt with similar collateral and guarantees, if any, and maturities.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The inventories include the cost of material and, when applicable, labor and manufacturing overhead. During the fourth quarter of fiscal 1997 as a result of the introduction of the new AB2400/4400 product line, the Company reviewed its reserve for obsolescence of VCS and CSX product inventory. Based on this review, the Company recorded a charge of $864,000. The following table shows the detail in the inventory account for the years ending July 31, 1997 and 1996.

                         (IN THOUSANDS OF DOLLARS)                    1997       1996
                                                                     ------     ------
        Raw Materials and component parts..........................  $3,433     $5,823
        Work in process............................................      42        541
        Finished goods.............................................   2,203      3,320
                                                                     ------     ------
        Total inventories..........................................  $5,678     $9,684
                                                                     ======     ======

     Property, Equipment, and Depreciation: Additions to property and equipment are recorded at cost. The Company provides depreciation for financial reporting purposes using primarily the straight-line method over the estimated useful lives of the assets which range from 3 to 10 years. Leasehold improvements are amortized over the term of the related lease or their estimated useful lives, whichever is shorter. The following table shows the detail in property, equipment and depreciation for the years ending July 31:

                 (IN THOUSANDS OF DOLLARS)               USEFUL LIVES       1997         1996
                                                         ------------     --------     --------
    Machinery, and equipment...........................   3-5 years       $  7,385     $ 10,875
    Purchased software and technology..................    3 years           6,544        5,486
    Leasehold improvements.............................   3-5 years            949          879
                                                                          --------     --------
    Total property and equipment, at cost..............                     14,878       17,240
    Less accumulated depreciation and amortization.....                    (11,394)     (14,783)
                                                                          --------     --------
    Total property and equipment, net..................                   $  3,484     $  2,457
                                                                          ========     ========

     Revenue Recognition: Revenues are recognized at the time of shipment of the product or performance of product-related services. Revenues from the license of product technology is recorded upon delivery of the technology specification and the fulfilment of the other material obligations.

     Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impairment of Long-Lived Assets: During fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which requires the Company to review long-lived assets, certain identifiable intangibles, and goodwill related to those assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of events occurring in the fourth quarter of fiscal 1996, the Company decided to restructure and refocus its remaining business. Due to these events, the Company determined that the Excess of Costs over Net

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

Assets Acquired would not be recoverable, and a charge of $4,952,000 was taken in the fourth quarter of fiscal 1996 against the carrying value of this asset.

     Income Taxes: Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

     Earnings Per Share: Earnings per share for the three years ended July 31, 1997 are calculated based on the weighted average common shares outstanding.

     Software Development Costs: Certain acquired software development costs are being amortized over their estimated economic life, principally five years, commencing when each product is available for general release. Internal software development are expensed as incurred, except those costs applicable to third party contracts.

     Stock-Based Compensation: Effective August 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, pro forma net income and earnings per share information has been presented in Note 7 as required under SFAS 123.

     Related Party Transactions: As described in Note 5, the Company entered into a consulting agreement with Henry Epstein, the former CEO of Penril.

     In November 1996, John Howard was appointed as a member of the Board of Directors of the Company. Mr. Howard is the brother of Ronald A. Howard, President and CEO of the Company.

     Concentration of Risk: Material and components for the Company's products are purchased from outside suppliers. While most components are available from several suppliers, a few are provided from sole-source vendors. The Company believes that in most cases alternative sources could be obtained within a reasonable time period; however, an interruption in the supply of such components could have a temporary adverse effect on the Company's operations.

     New Accounting Pronouncements: During fiscal 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, 129, 130, and 131. These statements establish standards for computing and presenting earnings per share, disclosing information about an entity's capital structure, reporting and displaying comprehensive income and its components in financial statements, and reporting information about operating segments in annual financial statements, respectively. Each of these statements are effective for financial statements for periods beginning after December 15, 1997. The effect of adopting these statements in fiscal 1998 is not deemed to be material.

     Reclassifications: Certain reclassifications have been made to prior period consolidated financial statements to conform to the July 31, 1995 presentation.

2.  RESTRUCTURING

     In the fourth quarter of fiscal 1996, Penril took actions to strategically restructure its business to improve Penril's financial performance. The restructuring included a plan to focus Penril's business operations on the remote access server and remote connectivity markets ("Remote Access") and away from the data transmission markets. As a result of this plan Penril recorded a charge of $9,718,000 in the fourth quarter of fiscal 1996 and the Company recorded a charge of $238,000 in the fourth quarter of fiscal 1997. These charges were for the following costs.

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

          a. The excess of costs over the fair value of net assets acquired through the Datability, Inc. acquisition in fiscal 1993, was related to data transmission techniques and, due to the restructuring plan, has no net realizable value. Accordingly the remaining book value of $4,952,000 was written off in fiscal 1996.

          b. A charge of $2,339,000 was taken for the write-off of inventory and fixed assets related to the data transmission business. In fiscal 1997 an additional charge of $238,000 was taken for the write-off of inventory related to the data transmission business, and substantially all inventory related to the data transmission business was disposed of.

          c. A charge of $1,012,000 was taken for contractual obligations and settlement costs incurred for leased facilities in Carlstadt, New Jersey, Hong Kong and Malaysia. Under the restructuring plan the Hong Kong and Malaysia facilities were vacated at the end of fiscal 1996, and substantially all of the leased space in the Carlstadt, New Jersey facility was vacated. As of July 31, 1997 a provision of $300,000 remained for the future contractual obligations and settlement costs associated with the Carlstadt, New Jersey facility.

          d. A charge of $979,000 was taken for computer software related to the data transmission business that was capitalized in accordance with FAS86, which had no realizable value under the restructuring plan. In fiscal 1997 the remaining book value of this computer software was written off.

          e. A charge of $436,000 was taken for severance costs associated with employees terminated in connection with the restructuring plan. All costs associated with these terminations were paid in fiscal 1997.

3.  DISCONTINUED OPERATIONS

     In fiscal 1995, the Board of Directors decided to sell Technipower, Inc. ("TPI"), a subsidiary manufacturing uninterruptible power supplies and power regulating equipment. In October 1996, the Company completed the sale of TPI business for $1,591,000 in cash and a $2,750,000 note. As of July 31, 1997, a balance of $980,000 remained unpaid on the note which was due July 31, 1997. The Company reserved the unpaid balance of this note with a charge of $980,000 to loss on disposal of discontinued operations.

     In fiscal 1996, the Board of Directors decided to sell Electro-Metrics, Inc. ("EMI"), a subsidiary manufacturing test equipment and systems for analysis of electromagnetic interference and communications security including applications in satellite communications. In June 1997, the Company completed the sale of the EMI business to EMI Holding Corp. (the "Borrower"), for $2,000,000 in cash, $1,500,000 in subordinated term notes, and $500,000 in warrants. The subordinated term notes include a $1,000,000 note with payments of principal and interest to be made in seven (7) quarterly installments of $50,000 each, beginning on June 30, 1997, and one final installment together with accrued interest being due on June 30, 1999. Interest on the $1,000,000 note is at 3% above the highest interest rate being charged to the Borrower by the Borrower's principal bank lender ("Bank Rate"). The remaining subordinated term note of $500,000 accrues interest at 2% above the Bank Rate, accruing from June 30, 1997 and payable in monthly installments beginning on July 1, 1999. The principal shall be paid in one (1) installment on June 30, 2002. The warrants are exercisable on June 30, 2002, wherein the Borrower issues to the Company shares of preferred stock of the Borrower equal to 19.678% of the shares of the Borrower outstanding immediately after the exercise of these warrants.

     In accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 81, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity", a provision was charged to Loss from Disposal of Discontinued Operations for the outstanding balance of the subordinated

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

term notes and warrants at July 31, 1997 of $1,950,000. The Company fully expects to collect these notes and warrants, however the repayments will be recorded as income when received due to the highly leveraged structure of the Borrower. As a result, the Company recorded a loss on the disposition of the EMI business of approximately $2.8 million.

     The following table sets forth the selected financial data of both discontinued operations for the three years ended July 31, 1997, 1996 and 1995:

                                                             1997        1996        1995
                                                            -------     -------     -------
                                                               (IN THOUSANDS OF DOLLARS)
    Revenues..............................................  $ 4,743     $10,469     $ 8,960
                                                            -------     -------     -------
    Income (loss) from operations, net of income taxes....       --         404      (1,661)
                                                            -------     -------     -------
    Loss on disposal, net of income taxes.................   (3,735)       (640)     (1,400)
                                                            -------     -------     -------
    Total loss from discontinued operations...............  $(3,735)    $  (236)    $(3,061)
                                                            =======     =======     =======
    Depreciation and amortization.........................  $   153     $   431     $   415
                                                            -------     -------     -------
    Capital expenditures..................................  $   114     $   275     $   245
                                                            =======     =======     =======

     The Company disposed of both TPI and EMI operations through the sale of the subsidiary companies net assets. Therefore at July 31, 1997 there were no identifiable assets or income tax benefits for either discontinued operation.

4.  FINANCING

     Bank Financing: On November 18, 1996, pursuant to the Spin-off and Merger transactions, Bay assumed the $4,000,000 outstanding line of credit which the Company had prior to the transaction. As of July 31, 1997, the Company had no line of credit with its principal bank.

5.  LONG-TERM OBLIGATIONS

     The accompanying Consolidated Statements of Operations include net rental expense for the fiscal years 1997, 1996, and 1995 of $1,103,000, $1,673,000 and
$1,941,000 respectively. At July 31, 1997, the aggregate future minimum rental commitments under all noncancelable operating lease agreements are as follows:

                                                         GROSS         RENTAL           NET
                                                        RENTAL          FROM          RENTAL
             FOR THE YEARS ENDING JULY 31,            COMMITMENTS     SUBLEASES     COMMITMENTS
    ------------------------------------------------  -----------     ---------     -----------
                                                              (IN THOUSANDS OF DOLLARS)
    1998............................................    $ 1,841        $ 1,011        $   830
    1999............................................      1,678             87          1,591
    2000............................................        855             --            855
    2001............................................        671             --            671
    2002............................................        106             --            106
                                                         ------         ------         ------
                                                        $ 5,151        $ 1,098        $ 4,053
                                                         ======         ======         ======

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

     As described more fully in Note 7, the Company entered into an agreement with Hibbing Electronics Corporation ("Hibbing") in March 1997 which allows Hibbing to use certain of the Company's leased manufacturing equipment. Capital lease obligations at July 31, 1997 and 1996 consisted of:

                                                                      1997      1996
                                                                      -----     -----
                                                                       (IN THOUSANDS
                                                                        OF DOLLARS)
        Capital leases..............................................  $ 743     $ 905
          less current portion......................................   (287)     (272)
                                                                      -----     -----
        Long-term capital lease obligations.........................  $ 456     $ 633
                                                                      =====     =====

     On November 18, 1996, the Company entered into a noncancelable four (4) year consulting agreement with Henry Epstein/d.b.a. Ideonics, former CEO and chairman of the board of Penril, which has a minimum commitment of $137,500 per year.

6.  INCOME TAXES

     In November 1996, as a result of the merger of Penril DataComm Networks, Inc. with Bay Networks, Inc., all federal net operating losses and general business and other tax credits of Penril DataComm Networks, Inc., of approximately $15.2 million and $1.2 respectively remained with Penril after the Spin-off of the Company.

     The following table sets forth the differences between the tax provision (benefit) from continuing operations calculated at the statutory federal income tax rate and the actual tax benefit for the fiscal years ended July 31, 1996 and 1995 for Penril:

                                                                     AS OF JULY 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
                                                                       (AMOUNTS IN
                                                                      THOUSANDS OF
                                                                        DOLLARS)
        Tax provision at federal statutory rate..................  $(7,027)    $(1,724)
        Amortization of non-deductible intangibles...............    1,931         283
        State & foreign taxes, net of federal benefit............   (1,137)       (218)
        Change in valuation allowance............................    6,093       1,134
        Other....................................................      140         (53)
                                                                   -------     -------
        Income tax benefit.......................................  $    --     $  (578)
                                                                   =======     =======

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

     The primary components of the temporary differences which give rise to Penril's net deferred tax asset at July 31, 1996 are shown below:

                                                                          AS OF JULY 31,
                                                                               1996
                                                                          --------------
        Deferred tax assets:
          Reserves and other contingencies..............................     $  1,500
          Depreciation and amortization.................................           65
          Restructuring Reserve.........................................        1,859
          Net operating loss............................................        6,780
          General Business and other tax credits........................        1,248
          Loss on discontinued operations...............................          546
          Valuation reserve.............................................       (9,837)
                                                                             --------
          Total deferred tax assets.....................................        2,161
        Deferred tax liabilities:
          Amortization of technologies..................................         (461)
                                                                             --------
        Net deferred tax assets.........................................     $  1,700
                                                                             ========

     Access Beyond, Inc., will file its first tax return for the period from November 18, 1996 until the end of the fiscal year ended July 31, 1997. Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred income tax liabilities and assets are shown in the following table.

                                                                          JULY 31,
                                                                            1997
                                                                  -------------------------
                                                                  (IN THOUSANDS OF DOLLARS)
        Deferred Tax Assets:
          Reserves and other contingencies......................           $   721
          Note receivable reserves..............................             1,137
          Net operating losses..................................             5,247
          Excess tax depreciation over book.....................                65
                                                                           -------
        Net deferred tax assets.................................             7,170
        Valuation Allowance.....................................            (7,170)
                                                                           -------
        Net Deferred Tax Assets Reported........................           $    --
                                                                           =======

     No income tax provision or benefit was recorded in fiscal 1997.

     The reconciliation of the effective income tax rates to the Federal statutory rate is as follows:

                                                                      JULY 31,
                                                                        1997
                                                                      --------
                Statutory federal rate..............................    -34.0%
                State income taxes, net of federal income tax
                  benefit...........................................     -1.6%
                Transaction Merger..................................    -13.7%
                Miscellaneous.......................................      2.5%
                Change in valuation allowance.......................     46.8%
                                                                        -----
                Effective tax rates.................................      0.0%
                                                                        =====

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

     At July 31, 1997 the Company had a net operating loss carryforward (including EMI and TPI) of approximately $13.8 million which expires in 2012. The Company has made no income tax payments for the year ended July 31, 1997.

7.  COMMITMENTS AND CONTINGENCIES

     Pending Transaction: On July 29, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Hayes Microcomputer Products, Inc. Under the terms of the Merger Agreement with Hayes Microcomputer Products (the "Hayes Merger"), Hayes will become a wholly owned subsidiary of the Company and the shareholders of Hayes at the time the Merger becomes effective will own approximately 79% of the outstanding equity securities of the Company. The Company will amend its certificate of incorporation to (i) change its name to Hayes Communications Inc., (ii) increase the number of authorized shares of capital stock, and (iii) create Series A Preferred Stock, and the Board of Directors of the Company will be increased to seven members, five of whom will be designated by the Hayes shareholders. The transaction is subject to regulatory and the Company's stockholders' approval and certain conditions to closing as set forth in the Hayes Agreement. At the time of the consummation of the merger, the Company is responsible for payment of the investment banking fees of approximately $1.0 million and for change of a control payment of $437,500 to Ronald Howard (president of the Company). Mr. Howard has advised the Company that in lieu of receiving such cash payment, he will accept shares of Common Stock having a value equal to such amount.

     Possible loss of Hawk Technology: On May 2, 1997, the Company and Paradyne Corporation, A Delaware corporation ("Paradyne"), entered into the 2290 Remote Access Gateway ("Hawk") Technology Transfer Agreement (the "Technology Agreement") pursuant to which Paradyne (i) transferred to the Company technology relating to certain open remote dial access cards (in the form of a comprehensive set of specifications, technical information, hardware and software)(the "Hawk Technology"), (ii) sold to the Company certain inventory, tools and equipment used in the application of the Hawk Technology to develop and manufacture products, ("Hawk Products") which include the Hawk Technology,
(iii) licensed to the Company certain intellectual property in connection with the Hawk Technology, and (iv) agreed to provide the Company with technical, engineering, manufacturing and marketing support, for an aggregate purchase price of 503,704 shares of Common Stock (the "Paradyne Shares"), and
$425,000 in cash. The shares of Common Stock were valued at the fair value at date of issuance, approximately $1.7 million. The Company and Paradyne also entered into a Stock Purchase Agreement, dated as of May 2, 1997 (the "Purchase Agreement"), pursuant to which the Company sold and issued the Paradyne Shares to Paradyne. Pursuant to the Purchase Agreement, the Company is required to register the Paradyne Shares for Paradyne under the Securities Act within one hundred twenty (120) days after the closing, with the right to extend such date by 60 days, under certain circumstances.

     Paradyne's transfer of Hawk Technology, license of Intellectual Property and, to a certain extent, the inventory of Hawk Product are subject to an "Unwind" provision in the Technology Agreement. Paradyne may elect to rescind the Technology Agreement if the Company (a) fails to timely register the Paradyne Shares or (b) fails to use its best efforts to maintain the effectiveness of the registration statement, and does not cure such failure within 30 days after Paradyne gives written notice. Such election would result in the termination of the license of the Intellectual Property, the transfer of the Hawk Technology and unsold Hawk Products to Paradyne, and the return to the Company of the value of the consideration paid, subject to certain adjustments.

     Hibbing Agreement: In March 1997, the Company entered into an agreement with Hibbing Electronics Corporation in which Hibbing manufactures and sells printed circuit card products to the Company. Under the Agreement, Hibbing has the right to use the lower level of the Company's Gaithersburg, Maryland facility as well as certain equipment needed for the manufacturing process. Hibbing pays the Company 50% of the monthly rent and utilities associated with the facility and pays the current installment amounts on the

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

manufacturing equipment that Hibbing uses and that the Company leases. This agreement expires August 31, 1998 at which time Hibbing shall have the option to purchase all of the equipment covered under the agreement and the Company will assign all right, title, and interest in the covered leases and equipment to Hibbing in exchange for Hibbing's agreement to pay and perform the Company's obligations under those leases.

     Legal Proceedings: The Company initiated a lawsuit in December 1994 against Network Systems Corporation ("NSC") for breach of contract, fraudulent inducement and defamation. The suit is seeking specific performance, compensatory damages of $2,000,000 and punitive damages of $5,000,000. The litigation arises out of a contract in which the Company agreed to develop certain computer hardware and software to NSC's specifications. NSC subsequently brought a counterclaim alleging negligent misrepresentation, fraud and breach of contract by the Company. NSC is seeking recision of the contract, restitution of monies paid by NSC to the Company, compensatory damages of $5,000,000 and punitive damages in an unspecified amount. As of July 31, 1997, the Company was in discussions with NSC.

     In 1993 the Company initiated a lawsuit against Standard Microsystems Corp. ("SMC") for breach of contract including failure to transfer technology, unfair competition and false representations. In September 1996, the Company and SMC agreed to drop the charges of false representation and settle the contractual dispute. In October 1996, the Company received from SMC, in settlement of the litigation, $3,500,000 cash, net of legal payments.

     Digital Equipment Corporation ("DEC") has claimed, through a series of written communications, that the Company has violated DEC patents related to DEC LAT technology. In August 1997, the Company and DEC entered into an license agreement including a specific release whereby the Company acquired a non-exclusive license to develop, manufacture, and market specified products which are compatible with Digital's LAT technology.

     The Company is involved in other routine litigation.

     Management believes none of the litigation will have a material adverse effect on the Company's financial position or results of operations.

8.  SHAREHOLDERS' EQUITY

     Common Stock: In the first quarter of fiscal 1997, as part of the Spin-off and Merger with Bay described in Note 1, Penril issued 1,124,951 shares of its common stock in connection with the accelerated vesting of Penril's outstanding employee stock options and non-employee stock options. Penril received approximately $6,135,000 from the exercise of those options. Also prior to the Spin-off and Merger with Bay, Penril issued 16,989 shares of its common stock to Ronald Howard for $115,000. Subsequently, Penril issued 11,991,587 shares of the Company's common stock in a stock dividend which is described more fully in Note 1, and completed the Spin-off and Merger with Bay. The Company's common stock began trading on

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

the NASDAQ on November 18, 1996. A summary of stock option transactions for Penril during the three years ended July 31, 1997 is as follows:

                                   1986 INCENTIVE PLAN         DIRECTORS' PLAN       1995 INCENTIVE PLAN
                                  ----------------------    ---------------------    --------------------
                                   NUMBER       AVERAGE      NUMBER      AVERAGE     NUMBER      AVERAGE
                                     OF          PRICE         OF         PRICE        OF         PRICE
                                   SHARES      PER SHARE     SHARES     PER SHARE    SHARES     PER SHARE
                                  ---------    ---------    --------    ---------    -------    ---------
Outstanding August 1, 1994......  1,037,419      $4.15       204,000      $3.64           --      $  --
  Granted.......................    348,000      $3.12        18,000      $3.25           --         --
  Exercised.....................    (33,067)     $2.23            --         --           --         --
  Canceled......................   (233,617)     $4.15            --         --           --         --
                                  ---------      -----      --------      -----      --------     -----
Outstanding July 31, 1995.......  1,118,735      $3.89       222,000      $3.61           --         --
                                  ---------      -----      --------      -----      --------     -----
  Granted.......................    494,000      $7.34        18,000      $5.69       70,000      $6.77
  Exercised.....................   (539,284)     $4.02      (148,000)     $3.87           --         --
  Canceled......................   (110,500)     $4.32            --         --           --         --
                                  ---------      -----      --------      -----      --------     -----
Outstanding July 31, 1996.......    962,951      $5.54        92,000      $3.59       70,000      $6.77
                                  ---------      -----      --------      -----      --------     -----
  Exercised.....................   (962,951)     $5.54       (92,000)     $3.59      (70,000)     $6.77
                                  ---------      -----      --------      -----      --------     -----
Outstanding July 31, 1997.......         --         --            --         --           --         --
                                  =========      =====      ========      =====      ========     =====

     Employee Stock Options and Stock Awards: On November 18, 1996, the Company adopted the 1996 Long Term Incentive Plan (the "1996 Plan"). Under the 1996 Plan, which will terminate on November 18, 2006, awards may be granted to key employees of the Company and its subsidiaries in one or more of the following forms: (i) Incentive Stock Options; (ii) Non-qualified Stock Options; and (iii) a combination of the foregoing. The option price per share of any option granted under the 1996 Plan is the fair market value of a share of Common Stock on the date the option is granted. No option will be exercisable more than ten years from the date of grant and vest over three years. An aggregate of 2,000,000 shares of the Company's common stock were reserved for issuance at July 31, 1997

     Non-Employee Director Stock Options: On November 18, 1996, the Company adopted the 1996 Non-Employee Directors' Stock Option Plan ("Directors Plan"). Under the Directors Plan an option to purchase 25,000 shares is automatically granted to each non-employee director on the first day of his initial term. In addition, options to purchase 5,000 shares are automatically granted to each non-employee director on the fifth business day after the Annual Report on Form 10-K is filed with the Securities and Exchange Commission. The option price per share of any option granted under the Directors Plan is the fair market value of a share of Common Stock on the date the option is granted. No option will be exercisable more than ten years from the date of grant and vest over three years. An aggregate of 250,000 shares were reserved for issuance under the Directors Plan at July 31, 1997.

     A summary of the stock option transactions for the Company for the year ended July 31, 1997 is as follows (amounts in thousands):

                                                       1996 LONG TERM
                                                       INCENTIVE PLAN             DIRECTORS' PLAN
                                                   -----------------------     ---------------------
                                                    NUMBER        AVERAGE      NUMBER       AVERAGE
                                                      OF           PRICE         OF          PRICE
                                                    SHARES       PER SHARE     SHARES      PER SHARE
                                                   ---------     ---------     -------     ---------
Granted..........................................  1,469,000       $6.08       100,000       $7.74
Canceled.........................................   (100,000)      $6.63            --          --
                                                   ---------       -----       -------       -----
Outstanding at July 31, 1997.....................  1,369,000       $6.04       100,000       $7.74
                                                   =========       =====       =======       =====

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

     Change of Control Provision: In the case of a "change in control" of the Company, an option holder will generally have the right, commencing at least five days prior to the "change in control" and subject to any other limitation on the exercise of the option in effect on the date of exercise, to immediately exercise any options in full to the extent not previously exercised, without regard to any vesting limitations.

     SFAS No. 123: For the purposes of following pro forma disclosures required by SFAS No. 123, the estimated fair value of the options is expensed in the year that the options are granted using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restriction and are fully transferable. In addition, option valuation models, such as Black-Scholes model, require the input of highly subjective assumptions including the expected stock price volatility which are subject to change from time to time. For this reason, and because SFAS No. 123 fair value-based method of accounting has not been applied to options granted prior to August 1, 1995, the resulting pro forma compensation costs are not necessarily indicative of costs to be expected in future years.

     In preparing the pro forma information, the following assumptions were made: risk-free weighted average interest rate was 5.5%; volatility factors of the expected market price of the Company's common stock of 61.12% in fiscal 1997 and 86.2% for Penril's common stock in fiscal 1996, and option lives of less than 12 months for both years. The following pro forma information has been prepared as if the Company had accounted for its employee stock options using the fair value-based method of accounting established by SFAS No. 123.

                                                                  FOR THE YEAR ENDED
                                                                       JULY 31,
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
                                                                      (DOLLARS IN
                                                                 THOUSANDS, EXCEPT PER
                                                                        SHARE)
        Net loss from continuing operations:
          As reported..........................................  $(13,890)    $(20,668)
          Pro forma............................................  $(16,138)    $(21,954)
        Loss per share from continuing operations:
          As reported..........................................  $  (1.16)    $  (2.14)
          Pro forma............................................  $  (1.35)    $  (2.28)

     Serial Preferred Stock: The Company's Serial Preferred Stock may be issued in one or more series. The shares of any series may be convertible into Common Stock, may have priority over Common Stock in the payment of dividends and in the distribution of assets in the event of liquidation or dissolution of the Company, and may have preferential or other voting rights, all as determined by the Board of Directors at the time it approves the series.

     Warrants: In March, 1987, Henry D. Epstein joined Penril as President and Chief Executive Officer and was issued Class A warrants to purchase 400,000 shares of Penril's Common Stock at $2.23 per share and Class B warrants to purchase 80,000 shares of Penril's Common Stock at $2.34 per share. Mr. Epstein exercised 220,000 Class A warrants in January 1993, 80,000 Class A warrants in January 1994 and 100,000 Class A warrants in February 1994. In February 1995, Mr. Epstein exercised all 80,000 Class B warrants. All exercises were accomplished by delivery of shares previously held.

     In October 1992, Penril issued a warrant to purchase 166,000 shares of common stock at $4.50 per share, the fair market value on the date of issuance, to Coast Federal Savings Bank ("Coast") in settlement of a law suit brought against the Company. In addition, Penril issued Class E warrants to purchase 25,000 shares of common stock at $3.625 per share, the fair market value on the date of issuance, to Mr. Henry Epstein in consideration for Mr. Epstein, in his capacity as a stockholder of Penril, assisting Penril in settling the

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

litigation with Coast. The Coast warrant expired June 7, 1995. The Class E warrants were exercised subsequent to July 31, 1995.

9.  RETIREMENT AND SAVINGS PLAN

     On November 18, 1996, the Company adopted the Penril Retirement and Savings Plan as part of the Spin-off and Merger transaction with Bay described in Note
1. The Company's Retirement and Savings Plan ("401(k) Plan") is a defined contribution plan including provisions of section 401(k) of the Internal Revenue Code. Employees of the Company who have completed 90 days of service ("Participants") are eligible to participate in the 401(k) Plan. The 401(k) Plan permits, but does not require, the Company to match employee contributions. In addition, the Company may make discretionary contributions to the 401(k) Plan which will be allocated to each Participant based on the ratio of such Participant's eligible compensation to the total of all Participants' eligible compensation. Amounts contributed by the Company vest as to 30% after 1 year of eligible service, 60% after 2 years of eligible service and 100% after 3 years of eligible service. Participants may elect to direct the investment of their contributions in accordance with the provisions of the 401(k) Plan. The Company made matching contributions of $46,000 in fiscal 1997 and Penril made matching contributions of $61,000 and $45,000 during fiscal 1996 and 1995, respectively. There were no additional Company contributions in any year. The Company provides no post-employment or post-retirement benefits.

10.  GEOGRAPHIC AREA INFORMATION

     The Company's foreign operations for fiscal 1997 consisted principally of sales and marketing activities through its Access Beyond, Ltd subsidiary located in the United Kingdom. Certain information, including the effect of intercompany transactions, relating to the Company's operations on a geographic basis for the year

                      ACCESS BEYOND, INC. AND SUBSIDIARIES

                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

ended July 31, 1997 and Penril's operations on a geographic basis for the years ended July 31, 1996, and 1995 are as follows:

                                                                1997         1996        1995
                                                              --------     --------     -------
                                                                  (IN THOUSANDS OF DOLLARS)
REVENUES
U.S. Revenue
  Domestic..................................................  $ 10,724     $ 19,350     $26,190
                                                              --------     --------     -------
  Exports:
     Europe.................................................     1,993        8,808       9,326
     Pacific Rim............................................     1,465        3,868       6,402
     Central and South America..............................       973        2,393       3,487
     Other International....................................     1,191        2,235       4,403
                                                              --------     --------     -------
  Total Exports.............................................     5,622       17,304      23,618
                                                              --------     --------     -------
Total U.S. Revenue..........................................    16,346       36,654      49,808
                                                              --------     --------     -------
Revenue from foreign subsidiaries...........................     3,537        7,392       6,839
Adjustments and eliminations................................    (1,883)      (4,611)     (4,036)
                                                              --------     --------     -------
Total Revenues..............................................  $ 18,000     $ 39,435     $52,611
                                                              ========     ========     =======

Income (loss) from continuing operations before taxes
U.S.........................................................  $(13,726)    $(20,267)    $(5,143)
Foreign.....................................................      (457)        (531)        688
Eliminations................................................       293          130        (737)
                                                              --------     --------     -------
Total loss from continuing operations.......................  $(13,890)    $(20,668)    $(5,192)
                                                              ========     ========     =======

Identifiable Assets
U.S.........................................................  $ 12,785     $ 31,325     $40,946
Foreign subsidiaries........................................     1,121        2,455       3,441
                                                              --------     --------     -------
Total Identifiable Assets...................................  $ 13,906     $ 33,780     $44,387
                                                              ========     ========     =======

11.  SUBSEQUENT EVENTS

     On September 15, 1997, the Company received a commitment from a third party lending institution approving a working capital facility of $3,000,000 with borrowing based on qualified accounts receivable. Interest will be one half percentage point ( 1/2%) above the Reference Rate publicly announced by Norwest Bank. A fee of 1% of the total line and term loan commitment will be due and payable at closing and at each annual anniversary date thereafter. The facility will be for a two year period. In the event of the Hayes Merger, the Company may prepay the line of credit by providing the lender with sixty days written notice, and payment of the service charge (a monthly charge equal to the greater of $2,000 or 1/3% of the average daily outstanding balance on all loans) times the remaining months of the two year term. In all other cases the prepayment penalty will be equal to 3% of the total line commitment in the first year and 2% of the line commitment in all subsequent years thereafter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     Part III is omitted in its entirety because, not later than November 28, 1997, the Company intends to file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  Financial Statements

       Included in Part II of this report:
        Independent Auditors Report......................................... 14
          Consolidated Statements of Operations for each of the years ended
           July 31, 1997, 1996 and 1995..................................... 15
        Consolidated Balance Sheets as of July 31, 1997 and 1996............ 16
          Consolidated Statements of Cash Flows for each of the years ended
           July 31, 1997, 1996 and 1995..................................... 17
          Consolidated Statements of Stockholders' Equity for the years ended
           July 31, 1997, 1996, and 1995.................................... 18
          Notes to the Consolidated Financial Statements for the years ended
           July 31, 1997, 1996, and 1995.................................... 19

2.     Financial Statement Schedules

       Included in Part IV of this report:
        Independent Auditors' Report on Schedule............................ 36
        Schedule II -- Valuation and Qualifying Accounts.................... 37


     Other schedules are omitted because of the absence of conditions under which they are required or because they required information is given in the Financial Statements or notes thereto.

3.     Exhibits

     The exhibits are set forth on the attached Exhibit Index which is incorporated by reference. Exhibits are included only in the copies of this Form 10-K filed with the Securities and Exchange Commission and NASDAQ.

4.  Reports on Form 8-K

     None

                               INDEX TO EXHIBITS

(a) Exhibits

EXHIBIT
  NO.                                         DESCRIPTION
-------   -----------------------------------------------------------------------------------
   2.1    Plan and Agreement of Merger dated as of June 16, 1996 among Penril DataComm
          Networks, Inc. ("Penril"), Bay Networks, Inc. ("Bay"), and Beta Acquisition Corp.
          ("Beta") (filed as Exhibit 2.1 to the registration statement on Form S-1, as amended (Commission File Number 333-10741)).
   2.2    Amended Plan and Agreement of Merger dated August 5, 1996 among Penril, Bay and
          Beta (filed as Exhibit 2.2 to the Penril Form 10-K filed October 7, 1996)
   2.3    Agreement and Plan of Reorganization between Access Beyond, Inc. (the "Company")
          and Hayes Microcomputer Products, Inc. dated July 29, 1997 (filed as Exhibit 10.1 to the Form 8-K filed August 7, 1997).
   3.1    Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the registration statement on Form S-1, as amended (Commission File Number 333-10741)).
   3.2    By-Laws of the Company (filed as Exhibit 3.2 to the registration statement on Form
          S-1, as amended (Commission File Number 333-10741)).
  10.1    Technology License Agreement dated as of November 16, 1996 between Penril and the
          Company (filed as Exhibit 10.1 to the registration statement on Form S-1, as amended (Commission File Number 333-10741)).
  10.2    Development and License Agreement dated as of June 16, 1996 between Bay and Penril, on behalf of the Company (filed as Exhibit 10.2 to the registration statement on
          Form S-1, as amended (Commission File Number 333-10741)).
  10.3    Indemnification Agreement dated as of November 16, 1996 between Penril and the
          Company (filed as Exhibit 10.3 to the registration statement on Form S-1, as amended (Commission File Number 333-10741)).
  10.4    Transitional Services Agreement dated as of November 16, 1996 between the Company and Penril (filed as Exhibit 10.7 to the registration statement on Form S-1, as amended (Commission File Number 333-10741)).
 *10.5    1986 Incentive Plan of Penril, as amended (filed as Exhibit 4.1 to
          Penril Form S-8 filed April 29, 1991).
 *10.6    1995 Long-Term Incentive Plan of Penril (filed as Exhibit
          4.4 to the Penril Form S-8 filed May 31, 1996).
 *10.7    1987 Non-Employee Directors' Stock Option Plan of Penril,
          as amended (filed as Exhibit 4.1 to Penril Form S-8 filed April 29, 1991).
  10.8.1  Lease Agreement between the Company and Real Estate Income Partners dated as of
          March 31, 1989, as amended on May 14, 1990 and November 15, 1996.
  10.8.2  Assignment and Assumption of Lease between Penril and the Company, dated as of
          November 18, 1996.
 *10.9    The Company's Amended and Restated 1996 Long-Term Incentive Plan.
 *10.10   Form of Option Agreement for the grant of non-qualified options under the Amended and Restated 1996 Long-Term Incentive Plan.
 *10.11   The Company's Amended and Restated 1996 Non-Employee Directors' Stock Option Plan.
 *10.12   Form of Option Agreement for the grant of options under the Amended and Restated
          1996 Non-Employee Directors' Stock Option Plan.

EXHIBIT
  NO.                                         DESCRIPTION
-------   -----------------------------------------------------------------------------------
  10.13   2290 Remote Access Gateway ("Hawk") Technology Transfer Agreement dated as of May
          2, 1997 entered into between the Company and Paradyne Corporation.
  10.14   Stock Purchase Agreement dated as of May 2, 1997 between the Company and Paradyne
          Corporation, as amended in September 1997.
 *10.15   Employment Agreement dated as of November 18, 1996 entered into between the Company and Ronald A. Howard.

  10.16   Manufacturing Agreement dated as of March 1, 1997 between the Company and Hibbing
          Electronics Corporation.
  10.17   Agreement between the Company and EMI Holding Corp., dated November 13, 1996, relating to the sale of Electro-Metrics, Inc., as amended on January 6, 1997,
          February 26, 1997 and April 17, 1997.
  21.     List of subsidiaries of the Company.
  27.     Financial Data Schedule.

---------------

*   Management contract, compensation plan or arrangement

(b) Financial Statement Schedules
     Independent Auditor's Report on Schedule
     Schedule II -- Valuation and Qualifying Accounts

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Gaithersburg, Maryland on October 14, 1997.

                                          Access Beyond, Inc.

                                          By /s/    RONALD A. HOWARD

                                            ------------------------------------
                                                      Ronald A. Howard
                                            President, Chief Executive Officer,
                                                and Chairman of the Board of
                                                          Directors
                                                   Date: October 14, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                SIGNATURE                               TITLE                      DATE
------------------------------------------  ------------------------------  -------------------

           /s/ BARBARA PERRIER              Director                        October 14, 1997
------------------------------------------
             Barbara Perrier

            /s/ PAUL SCHALLER               Director                        October 14, 1997
------------------------------------------
              Paul Schaller

             /s/ JOHN HOWARD                Director                        October 14, 1997
------------------------------------------
               John Howard

            /s/ ARTHUR SAMBERG              Director                        October 14, 1997
------------------------------------------
              Arthur Samberg

           /s/ RONALD A. HOWARD             President, Chief Executive      October 14, 1997
------------------------------------------    Officer, and Chairman of the
             Ronald A. Howard                 Board of Directors

            /s/ MARK R. FIELDS              Controller and Acting Chief     October 14, 1997
------------------------------------------    Financial Officer
              Mark R. Fields

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Access Beyond, Inc.
Gaithersburg, Maryland

     We have audited the consolidated financial statements of Access Beyond, Inc. and subsidiaries (the successor company to Penril DataComm Networks, Inc.) as of July 31, 1997 and 1996, and for each of the three years in the period ended July 31, 1997, and have issued our report thereon dated August 29, 1997 (September 15, 1997 as to Note 11), included herein. Our audits also included the financial statement schedule of Access Beyond, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in reaction to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Deloitte & Touche LLP

Washington, D.C.
August 29, 1997 (September 15, 1997 as to Note 11)

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                             COLUMN C               COLUMN D
                                        COLUMN B      -----------------------     -------------      COLUMN E
                                       ----------     CHARGES TO     RECOVERY       WRITE-OFF       ----------
   ALLOWANCE FOR DOUBTFUL ACCOUNTS     BALANCE AT      S, G & A       OF BAD      OF BAD DEBTS,     BALANCE AT
  APPLICABLE TO ACCOUNTS RECEIVABLE    AUGUST 1,       EXPENSES      DEBTS(A)       OTHER(B)         JULY 31,
-------------------------------------  ----------     ----------     --------     -------------     ----------
                                                              (IN THOUSANDS OF DOLLARS)
Fiscal 1997..........................    $  554          $462          $ 91          $  (893)          $215
Fiscal 1996..........................    $1,067          $502          $ 20          $(1,035)          $554

---------------
(a) Included in the fiscal 1997 recovery of bad debts was and exchange rate adjustment of $8,000 and a transfer of bad debt reserves of $66,000 related to the Spin-off and Merger transaction with Bay Networks, Inc.

(b) Included in the fiscal 1997 write-off of bad debts was $250,000 of reserves transferred to Bay Networks, Inc. related to the Spin-off and Merger transaction with Bay Networks, Inc.

                                EXHIBIT INDEX

EXHIBIT
  NO.                                         DESCRIPTION
-------   -----------------------------------------------------------------------------------
   2.1    Plan and Agreement of Merger dated as of June 16, 1996 among Penril DataComm
          Networks, Inc. ("Penril"), Bay Networks, Inc. ("Bay"), and Beta Acquisition Corp.
          ("Beta") (filed as Exhibit 2.1 to the registration statement on Form S-1, as amended (Commission File Number 333-10741)).
   2.2    Amended Plan and Agreement of Merger dated August 5, 1996 among Penril, Bay and
          Beta (filed as Exhibit 2.2 to the Penril Form 10-K filed October 7, 1996)
   2.3    Agreement and Plan of Reorganization between Access Beyond, Inc. (the "Company")
          and Hayes Microcomputer Products, Inc. dated July 29, 1997 (filed as Exhibit 10.1 to the Form 8-K filed August 7, 1997).
   3.1    Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the registration statement on Form S-1, as amended (Commission File Number 333-10741)).
   3.2    By-Laws of the Company (filed as Exhibit 3.2 to the registration statement on Form
          S-1, as amended (Commission File Number 333-10741)).
  10.1    Technology License Agreement dated as of November 16, 1996 between Penril and the
          Company (filed as Exhibit 10.1 to the registration statement on Form S-1, as amended (Commission File Number 333-10741)).
  10.2    Development and License Agreement dated as of June 16, 1996 between Bay and Penril, on behalf of the Company (filed as Exhibit 10.2 to the registration statement on
          Form S-1, as amended (Commission File Number 333-10741)).
  10.3    Indemnification Agreement dated as of November 16, 1996 between Penril and the
          Company (filed as Exhibit 10.3 to the registration statement on Form S-1, as amended (Commission File Number 333-10741)).
  10.4    Transitional Services Agreement dated as of November 16, 1996 between the Company and Penril (filed as Exhibit 10.7 to the registration statement on Form S-1, as amended (Commission File Number 333-10741)).
 *10.5    1986 Incentive Plan of Penril, as amended (filed as Exhibit 4.1 to Penril Form S-8 filed April 29, 1991).
 *10.6    1995 Long-Term Incentive Plan of Penril (filed as Exhibit 4.4 to the Penril Form S-8 filed May 31, 1996).
 *10.7    1987 Non-Employee Directors' Stock Option Plan of Penril, as amended
          (filed as Exhibit 4.1 to Penril Form S-8 filed April 29, 1991).
  10.8.1  Lease Agreement between the Company and Real Estate Income Partners dated as of
          March 31, 1989, as amended on May 14, 1990 and November 15, 1996.
  10.8.2  Assignment and Assumption of Lease between Penril and the Company, dated as of
          November 18, 1996.
 *10.9    The Company's Amended and Restated 1996 Long-Term Incentive Plan.
 *10.10   Form of Option Agreement for the grant of non-qualified options under the Amended and Restated 1996 Long-Term Incentive Plan.
 *10.11   The Company's Amended and Restated 1996 Non-Employee Directors' Stock Option Plan.
 *10.12   Form of Option Agreement for the grant of options under the Amended and Restated
          1996 Non-Employee Directors' Stock Option Plan.
  10.13   2290 Remote Access Gateway ("Hawk") Technology Transfer Agreement dated as of May
          2, 1997 entered into between the Company and Paradyne Corporation.
  10.14   Stock Purchase Agreement dated as of May 2, 1997 between the Company and Paradyne
          Corporation, as amended in September 1997
 *10.15   Employment Agreement dated as of November 18, 1996 entered into between the Company and Ronald A. Howard.
  10.16   Manufacturing Agreement dated as of March 1, 1997 between the Company and Hibbing
          Electronics Corporation.
  10.17   Agreement between the Company and EMI Holding Corp., dated November 13, 1996, relating to the sale of Electro-Metrics, Inc., as amended on January 6, 1997,
          February 26, 1997 and April 17, 1997.
  21.     List of subsidiaries of the Company.
  27.     Financial Data Schedule.

---------------

*   Management contract, compensation plan or arrangement