Form 10-K405/A
period 1997-07-31
ACCESS BEYOND INC
filed 1997-11-24
CIK 1020319

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                                  ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                     FOR THE FISCAL YEAR ENDED JULY 31, 1997


                            Commission File No. 21697


                               ACCESS BEYOND, INC.
                             A Delaware Corporation
                   IRS Employer Identification No. 52-1987873
             1300 Quince Orchard Blvd., Gaithersburg, Maryland 20878
                           Telephone - (301) 921-8600

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class:
                          Common Stock, $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

As of November 19, 1997 the aggregate market value of the Company's voting Common Stock held by non-affiliates of the Company was approximately $52.0 million.

As of November 19, 1997 there were 12,516,183 shares of the registrant's Common Stock, $.01 par value outstanding.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

         Pursuant to the Company's certificate of incorporation and by-laws, the Company's Board of Directors is divided into three classes with each director serving a three year term (after the initial term). The following table sets forth certain information as to persons who currently serve as directors and executive officers of the Company.

DIRECTORS


Name, Age and Positions with the
Company other than Director           Principal Occupation Information
--------------------------------      --------------------------------

Class I - Term Expiring at 1997 Annual Meeting

Barbara Perrier Dreyer, 42.........   Ms. Perrier Dreyer has served as a Vice
                                      President and Chief Financial Officer of
                                      Communication Systems Technology, Inc., a developer of software and hardware communications and control equipment, since March 1996, and became a Senior Vice
                                      President in October 1997. In July 1997,
                                      Ms. Perrier Dreyer was appointed a member of the Board of Directors of the International Teleconferencing
                                      Association. Ms. Perrier Dreyer was
                                      President and founder of VideoGrafects,
                                      Inc., a multimedia communications company specializing in the production of video and computer based material, from its founding in August 1992 until the Company was sold to French Bray in March 1996.
                                      Prior to founding VideoGrafects, Inc., Ms.
                                      Perrier Dreyer was a special (investing) partner with New Enterprise Associates, a venture capital firm.


Paul Schaller, 49..................   Mr. Schaller has served as President of
                                      Schaller Associates, a management
                                      consulting firm, since March, 1996. From
                                      September 1995 to March 1996, Mr. Schaller was Vice President of Business Development with the LAN Switching Division of FORE
                                      Systems, Inc., a provider of ATM switching solutions. From August 1993 to August
                                      1995, Mr. Schaller was the Vice President of Marketing at Alantec, Inc., a provider of routing switches for the internet working market. Mr. Schaller was Vice
                                      President of Sales and Marketing at
                                      Harmonic Lightwaves, Inc., a fiber optic equipment provider from 1992 to 1993. From
                                      1982 to 1991 Mr. Schaller was Vice
                                      President of Sales and Marketing and
                                      General Manager of the Digital Division of
                                      Vitalink Corporation, a provider of remote internet working equipment.

Name, Age and Positions with the
Company other than Director           Principal Occupation Information
--------------------------------      --------------------------------

Class II -- Term Expiring at 1998 Annual Meeting

John Howard, 44.....................  Mr. Howard has served as Senior Managing
                                      Director of Bear, Stearns & Co., Inc.
                                      since March 1997. Mr. Howard was the Chief
                                      Executive Officer of Gryphon Capital
                                      Partners Corporation, an investment firm, from July 1996 to March 1997. He served as Co-Chief Executive Officer of Vestar Capital Partners, a leveraged buyout firm, from 1990 to 1996. Mr. Howard is also a director of Celestial Seasonings, Inc., a manufacturer of herbal teas. Mr. Howard is the brother of Ronald A. Howard, the Chairman of the Board, President and Chief Executive Officer of the Company.

Arthur Samberg, 56..................  Mr. Samberg has served as President of
                                      Dawson-Samberg Capital Management, Inc., a registered investment advisor, since 1985. Mr. Samberg is a General Partner and senior portfolio manager of Pequot Partners Fund, L.P., Pequot International Fund Inc. and Pequot Endowment Fund, L.P.

Class III-Term Expiring at 1999 Annual Meeting

Ronald Howard, 41...................  Mr. Howard has served as Chairman of the
Chairman of the Board, President and  Board, President and Chief Executive
Chief  Executive Officer              Officer of the Company since November
                                      1996. Mr. Howard served as President of
                                      the Datability Networks Division of Penril from November 1994 to November 1996, and as Co-President of that division from May
                                      1993 until November 1994. He had held the position of Executive Vice President of Penril from May 1993 until November 1996.
                                      Mr. Howard was President of Datability
                                      Inc. from its founding in 1977 until it
                                      was acquired by Penril in May 1993. Mr.
                                      Howard is the brother of John Howard, a
                                      director of the Company.

EXECUTIVE OFFICERS (OTHER THAN
DIRECTORS)

James Gallagher, 52.................  Mr. Gallagher has served as Vice President
Vice President -- Sales               of Sales of the Company since November
                                      1996. He was Vice President -- Sales of
                                      the Datability Networks Division of Penril from November 1994 until November 1996.
                                      From May 1993, when Penril acquired
                                      Datability, Inc, until November 1994, Mr.
                                      Gallagher was Vice President, North and
                                      South American Sales of the Datability
                                      Networks Division. At Datability, Inc, he was Vice President of Sales from April
                                      1990 until May 1993.

COMMITTEES OF THE COMPANY'S BOARD

         The Company's board of directors (the "Company Board") has established an Audit Committee (the "Audit Committee") and a Compensation Committee (the "Compensation Committee"). The Company Board met six (6) times during the last fiscal year.

         The general functions of the Audit Committee include selecting the independent auditors (or recommending such action to the Company Board), evaluating the performance of the independent auditors and their fees for services, reviewing the scope of the annual audit with the independent auditors and the results of the audit with management and the independent auditors, consulting with management, internal auditors and the independent auditors as to the systems of internal accounting controls, and reviewing the nonaudit services performed by the independent auditors and considering the effect, if any, on their independence. The members of the Audit Committee are to be outside directors and are selected by the full Company Board. The current members of the Audit Committee are Barbara Perrier Dreyer and John Howard, the brother of Ronald Howard. During the Company's last fiscal year, the Audit Committee met several times in conjunction with meetings of the Company Board and Ms. Perrier Dreyer, on behalf of the Audit Committee, met several times with Company management and the Company's auditors.

         The Compensation Committee is authorized and directed to (i) review and approve the compensation and benefits of the Company's executive officers, (ii) review and approve the annual salary plans, (iii) review management organization and development, (iv) review and advise management regarding the benefits, including bonuses, and other terms and conditions of employment of other employees, (v) administer the Incentive Plan and the granting of options under that plan, the Directors' Plan and any other plans that may be established, (vi) review and recommend for the approval of the Company Board the compensation of directors, and (vii) determine the compensation and benefits of the Chief Executive Officer and review and approve, or modify if appropriate, the recommendations of the Chief Executive Officer with respect to compensation and benefits of other executive officers. The members of the Compensation Committee are to be outside directors and are selected by the full Company Board. The current members of the Compensation Committee are Paul Schaller and Arthur Samberg. The Compensation Committee met twice during the Company's last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table provides information with respect to the annual compensation for services in all capacities to Penril or the Company for fiscal years ended July 31, 1997, 1996 and 1995 of (i) the Company's chief executive officer and (ii) the other three most highly compensated executive officers of the Company (the "Named Executive Officers") who were employed by the Company at the end of fiscal 1997:

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL                      LONG-TERM
                                        COMPENSATION (1)          COMPENSATION AWARDS
                                        ----------------          -------------------
NAME AND                                                                        ALL OTHER
PRINCIPAL POSITION                     YEAR      SALARY    STOCK OPTIONS     COMPENSATION (2)
------------------                     ----     --------   -------------     ----------------
Ronald Howard .......................  1997     $218,982       300,000(3)       $568,269
  Chairman of the Board, ............  1996     $221,877       250,000(4)       $    784
  President and Chief ...............  1995     $200,000        30,000(4)       $  5,458
  Executive Officer

James Gallagher .....................  1997     $236,204        75,000(3)       $    200
  Vice President -- Sales ...........  1996     $188,293        20,000(4)       $    300
      ...............................  1995     $167,786        10,000(4)       $    250

Mark Silverman (5) ..................  1997     $155,993        60,000(3)       $    200
  Vice President -- Research ........  1996     $109,577        15,000(4)       $    300
  and Development ...................  1995     $105,674         5,000(4)       $    250

John Clary (6) ......................  1997     $155,993       225,000(3)       $   --
  Senior Vice President and Chief ...  1996         --            --                --
  Operating Officer .................  1995         --            --                --

--------

(1) In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table does not include medical, group life insurance or other benefits which are available to all salaried employees of the Company, and certain perquisites and other benefits, securities or property which do not exceed the lesser of $50,000 or 10% of the Named Executive Officer's salary and bonus shown in the table.

(2) Includes for fiscal 1997, $562,500 paid to Mr. Howard upon the closing of the Penril/Bay Merger in a change of control payment and $5,569 paid for one-half of the life insurance premium purchased on behalf of Mr. Howard, pursuant to the Mr. Howard's employment agreement with the Company. Includes for fiscal 1997 and 1996, $200 and $300 respectively paid for benefits to Mr. Howard, Mr. Gallagher and Mr. Silverman pursuant to the 401(k) plan. Includes for fiscal 1996 $274 for Mr. Howard, under the Penril Split Dollar Life Insurance Program and $210 for Mr. Howard paid to the Exec-u-Care Medical Insurance Trust.

(3) Represents options granted under Access Beyond's 1996 Long-Term Incentive Stock Option Plan. The options are exercisable at the price of $6.625 per share, the fair market value on the date of grant, except for 100,000 options granted to Mr. Clary which are exercisable at $4.00 per share, the exercise price on the date of grant.

(4) Represents options granted under Penril's 1980 Long-Term Incentive Stock Option Plan. The options were exercisable at prices varying from $2.31 to $8.00 per share, the fair market value on the date of grant. All options were exercised prior to the spin-off of the Company in November 1996.

(5) Mr. Silverman's employment with the Company terminated after the end of fiscal 1997.

(6) Mr. Clary joined Penril on August 5, 1996 as Vice President of Strategic Planning at an annual salary of $150,000. Mr. Clary's employment with the Company terminated after the end of fiscal 1997.



STOCK OPTIONS

         The following table sets forth certain information with respect to options granted during the year ended July 31, 1997 to the Named Executive
Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR


                                   Individual Grants
                    ------------------------------------------------       Potential Realizable Value
                                  Percent of                               At Assumed Annual Rates
                                    Total                                       of Stock Price
                    Securities     Options                                 Appreciation for Option
                    Underlying    Granted to    Exercise                          Terms ($)
                      Options    Employees in    Price    Expiration       --------------------------
   Name             Granted (#)  Fiscal Year   ($/share)     Date               5%             10%
   ----             -----------  ------------  ---------  ----------            --             ---
Ronald A Howard         300,000        20.4%       6.625     12/5/06       $1,249,928      $3,167,563
James Gallagher          75,000         5.1%       6.625     12/5/06          312,482         791,891
Mark Silverman           60,000         4.1%       6.625     12/5/06          249,986         633,513
John Clary              125,000         8.5%       6.625     12/5/06          520,803       1,319,818
                        100,000         6.8%        4.00      6/4/07          251,558         637,497

OPTION EXERCISES AND HOLDINGS

         The following table sets forth certain information concerning each exercise of stock options, during the fiscal year ended July 31, 1997 by the Named Executive Officers and unexercised stock options held by the Named Executive Officers as of the end of such fiscal year.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                                    Value of
                                                                       Number of              Per Share          Unexercised In-
                                                                      Unexercised          Exercise Price           the-Money
                                                                    Options/SARs at        of Unexercised        Options/SARs at
                           Shares                                   Fiscal Year-End          Options at          Fiscal Year-End
                         Acquired on                                 Exercisable/           Fiscal Year-           Exercisable/
                        Exercise (1)       Value Realized (2)      Unexercisable (3)             End            Unexercisable (4)
Name                         (#)                  ($)                     (#)                    ($)                   ($)
--------------------    ------------       ------------------      -----------------       --------------       -----------------
Ronald Howard             370,000               1,697,125             --/300,000               6.625                  --/--
James Gallagher            75,000                 611,695             --/ 75,000               6.625                  --/--
Mark Silverman             40,000                 286,481             --/ 60,000               6.625                  --/--
John Clary                  none                  none                --/225,000            4.00-6.625             --/125,000

(1) Reflects shares of Penril's Common Stock acquired prior to the Spin-off transaction pursuant to the exercise of options under Penril's 1986 Long-Term Incentive Stock Option Plan.

(2) Reflects the difference between the exercise price of the options exercised under Penril's 1986 Long-Term Incentive Stock Option Plan and the market price of Penril's Common Stock on the date of exercise.

(3) Reflects only stock options granted under the Company's 1996 Long-Term Incentive Plan. The Company does not grant SARs.

(4) Based on the fiscal year-end per share closing price of $5.25 (as reported on the NASDAQ/NMS on July 31, 1997). 100,000 options held by Mr. Clary were in-the-money.

THE AMENDED AND RESTATED 1996 INCENTIVE OPTION PLAN

         The Company Board unanimously adopted and approved the 1996 Incentive Long-Term Option Plan on November 18, 1996, and unanimously adopted the plan, as amended and restated, on February 4, 1997 (the "Incentive Plan"). The Incentive Plan was approved by the stockholders of the Company at Special Meeting on March 6, 1997. On December 5, 1996, the Compensation Committee of the Company Board (the "Committee") granted 1,080,000 options to officers and key employees of the Company at an exercise price of $6.625, on February 4, 1997, an additional 75,000 options were granted at an exercise price of $6.75 and on June 4, 1997, an additional 314,000 options were granted at an exercise price of $4.00, which was the fair market value of shares of Common Stock on each such day, determined in accordance with the provisions of the Incentive Plan. All of such options vest at the rate of 30% after one (1) year, 60% after two (2) years and 100% after three (3) years, subject to acceleration in certain circumstances, including the occurrence of events which constitute a "Change in Control" as defined in the Incentive Plan. The grant of these options was conditioned upon the approval of the Incentive Plan by the stockholders of the Company, which was obtained at the Special Meeting of stockholders on March 6, 1997.

         The purpose of the Incentive Plan is to encourage ownership of Common Stock of the Company by officers, key employees, consultants, advisors and other service providers ("Eligible Persons"), to encourage their continued employment with the Company and providing of services to the Company and to provide them with additional incentives to promote the success of the Company.

          The Incentive Plan authorizes the grant to Eligible Persons of options ("Options") consisting of "incentive stock options," as that term is defined under the provisions of Section 422 of the Code and non-qualified stock options. There are 2,000,000 shares of Common Stock available for granting of Options under the Incentive Plan. The Committee administers the Incentive Plan and has sole discretion to determine those Eligible Persons to whom Options will be granted, the number of Options granted, the provisions applicable to each Option and the time periods during which Options may be exercisable; provided, however, that no person may receive Options to acquire more then 500,000 shares of Common Stock during any given year. The Committee has complete authority to interpret all provisions of the Incentive Plan, to prescribe, amend, and rescind rules and regulations for its administration, and to make all other determinations necessary or advisable for the administration of the Incentive Plan.

         Options may be granted to such Eligible Persons as the Committee, in its discretion, shall determine. In determining the Eligible Persons to whom Options shall be granted and the number of shares of Common Stock to be issued or subject to purchase or issuance under such Options, the Committee shall take into account the recommendations of the Company's management as to the duties of the Eligible Persons, their present and potential contributions to the success of the Company and its subsidiaries, and such other factors as the Committee shall deem relevant in connection with accomplishing the purposes of the Incentive Plan. No Option shall be granted to any member of the Committee so long as his or her membership on the Committee continues or to any member of the Company Board who is not also an officer, employee or consultant of the Company or any subsidiary.

         As a condition to the grant of an Option under the Incentive Plan, an optionee must enter into two agreements with the Company: (1) an Assignment of Inventions and Non-Disclosure Agreement ("Confidentiality Agreement") and (2) a Non-interference Agreement ("Non-Interference Agreement").

         2,000,000 shares of Common Stock have been reserved for issuance by the Company under the Incentive Plan. Options may be granted to any Eligible Person for up to an aggregate of 500,000 shares of Common Stock during any calendar year, subject to adjustment in the event of certain changes in the Company's capitalization.

         The Committee may grant incentive stock options, non-qualified stock options, or a combination of the two. The exercise price of each incentive stock option may not be less than the fair market value of the Common Stock on the date of grant. Under the Incentive Plan, fair market value is generally the closing price of the Common Stock on NASDAQ/NMS on the last business day prior to the date on which the value is to be determined. Unless the Committee determines otherwise, the option price per share of any non-qualified stock option will be the fair market value of the shares of Common Stock on the last business day immediately preceding the date on which the option is granted. The exercise price of each incentive stock option granted to any stockholder possessing more than 10% of the combined voting power of all classes of capital stock of the Company, or, if applicable, a parent or subsidiary of the Company, on the date of grant must not be less then 110% of the fair market value on that date. In addition, no Eligible Person may be granted an incentive stock option to the extent the aggregate fair market value, as of the date of grant, of the stock with respect to which incentive stock options are first exercisable by such Eligible Person during any calendar year exceeds $100,000.

         No option shall be exercisable more than ten (10) years from the date it was granted. Options granted as incentive stock options shall not be exercisable more than five (5) years from the date of grant. Options shall be subject to earlier termination as provided for in the Incentive Plan.

         Unless the committee determines otherwise, Options may be exercised as to 30% of the shares subject to an Option at any time after the first anniversary of the date of grant, as to 60% of the shares subject to an Option at any time after the second anniversary of the date of grant and as to all shares subject to an Option at any time after the third anniversary of the date of grant.

         Options granted under the Incentive Plan are non-transferable except
(a) by will or the laws of descent and distribution or (b) pursuant to a qualified domestic relations order as defined in the Code or in the Employee Retirement Income Security Act of 1974, as amended.

         Pursuant to the Incentive Plan, Options are terminated upon the termination of the Eligible Person's employment or other relationship with the Company, for (i) cause, (ii) voluntarily without the written consent of the Company or (iii) upon a breach or threatened breach of the Confidentiality Agreement or Non-Interference Agreement (entered into by the Eligible Persons upon the grant of the Option). Upon any other termination of the employment or such other relationship with the optionee (other than in (i) - (iii) above), the vested portion of the Option is exercisable within three months after the date of such termination (but not beyond the term of the Option). If an optionee dies while in the employ of the Company or while providing consulting or other services to the Company or dies within three months after the termination of employment or such other relationship with the Company (other than a termination in (i) - (iii) above), then the vested portion of the Option may be exercised by a legatee or legatees or by his or her personal representative, at any time within one year after his or her death (but not beyond the term of the Option). If the employment or other relationship of an optionee terminates upon disability (as defined in Section 221(e)(3) of the Code) such person may exercise the vested portion of the Option for one year after the date of termination of employment (but not beyond the term of the Option).

         An optionee entitled to exercise an Option shall do so by delivery of a written notice to that effect specifying the number of shares of Common Stock with respect to which the Option is being exercised. The notice shall be accompanied by payment in full of the purchase price of any shares of Common Stock to be purchased, which payment may be made in cash or, upon authorization by the Committee, in shares of Common Stock of the Company.

         Options granted under the Incentive Plan are subject to adjustment upon a recapitalization, stock split, stock dividend, merger, reorganization, liquidation, extraordinary dividend or other similar event affecting the Common Stock.

         In the case of a "change in control" of the Company, each Option granted under the Incentive Plan will terminate 90 days after the occurrence of such "change in control" and an officer, employee or consultant will generally have the right, commencing at least five days prior to the "change in control" and subject to any other limitation on the exercise of the Option (but without regard to any vesting limitations) in effect on the date of exercise, to immediately exercise any Option in full to the extent not previously exercised.

         The Incentive Plan will terminate ten (10) years after adoption and Options will not be granted under the Incentive Plan after that date although the terms of any Option may be amended in accordance with the Incentive Plan at any date prior to the end of the term of such Option. Any Options outstanding at the time of termination of the Incentive Plan will continue in full force and effect according to the terms and conditions of the Option and the Incentive Plan.

         The Incentive Plan may be amended by the Company Board, provided that stockholder approval will be necessary to the extent required under Section 422 of the Code or Rule 16b-3 of the General Rules and Regulations of the Exchange Act, and provided further that no amendment may impair any rights of any holder of an Option previously granted under the Incentive Plan without the holder's consent.

         Some of the Options granted under the Incentive Plan are intended to qualify as incentive stock options for federal income tax purposes as described in Section 422 of the Code. Generally, an optionee recognizes no taxable income upon either the grant or exercise of an incentive stock option, although the difference between the exercise price and the fair market value of the stock on the date of exercise is an item of tax preference in computing the optionee's alternative minimum tax liability, if any. If certain holding period requirements are met, gain or loss on a subsequent sale of the stock by the optionee is taxed at capital gain rates. Generally, long-term capital gains rates will apply to the optionee's full gain at the time of the sale of the stock, provided that: (i) no disposition of the stock is made within two (2) years from the date of grant of the option nor within one (1) year after the acquisition of such stock, and (ii) the option is exercised within three months of the optionee's termination of employment (one year in the event of disability).

         A sale, exchange, gift or other transfer of legal title of stock acquired pursuant to an incentive stock option within two (2) years from the date of grant or within one (1) year after acquisition of the stock pursuant to exercise of the option constitutes a disqualifying disposition. A disqualifying disposition involving a sale or exchange produces taxable income to the optionee, and an income tax deduction to the Company, in an amount equal to the lesser of (i) the fair market value of the stock on the date of exercise minus the option price or (ii) the amount realized on disposition minus the option price. Otherwise, generally, neither issuance nor exercise of an incentive stock option nor the disposition of the underlying stock produces a deduction for the Company. A disqualifying disposition as a result of a gift produces taxable income to the optionee in an amount equal to the difference between the option price and the fair market value of the stock on the date of exercise.

         Some of the Options granted under the Incentive Plan may also be considered to be so-called non-qualified stock options for federal income tax purposes. An optionee recognizes no taxable income upon the grant of such stock options. Generally, Section 83 of the Code requires that, upon exercise of an option, the optionee recognizes ordinary income in an amount equal to the difference between the option exercise price and the fair market value of the shares on the date of exercise; and such amount, subject to certain limitations, is deductible as an expense by the Company for federal income tax purposes. The ordinary income resulting from the exercise of such options is subject to applicable withholding taxes. Generally, any profit or loss on the subsequent disposition of such shares is short-term or long-term capital gain or loss, depending upon the holding period for the shares.

THE AMENDED AND RESTATED 1996 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

         The Company Board unanimously adopted and approved the Directors' Plan on November 18, 1996, and unanimously adopted the plan, as amended and restated, on February 4, 1997 (the "Directors' Plan"). The Directors' Plan was approved by the stockholders of the Company at an Annual Meeting on March 6, 1997. In accordance with the provisions of the Directors' Plan, each non-employee director, or his or her designee(s), was granted 25,000 options under the Directors' Plan on November 18, 1996, at the exercise price of $7.7375, which was the fair market value of shares of Common Stock on such day, based on the average of the closing price of the Common Stock for the 10 day period of November 19, 1996 to December 3, 1996, in accordance with the provisions of the Directors' Plan. All of such options vest at the rate of 30% after one (1) year, 60% after two (2) years and 100% after three (3) years, subject to acceleration in certain circumstances. The grant of these options was conditioned upon the approval of the Directors' Plan by the stockholders of the Company, which was obtained at the Annual Meeting of stockholders on March 6, 1997.

         The Directors' Plan is intended to encourage non-employee directors of the Company ("Eligible Directors") to acquire or increase their ownership of Common Stock on reasonable terms, and to foster a strong incentive to put forth maximum effort for the continued success and growth of the Company. The Directors' Plan provides for the granting of non-qualified stock options to purchase 250,000 shares of Common Stock to current and future Eligible Directors.

         The Directors' Plan is administered by the Committee. The principal terms of the option grants are fixed in the Directors' Plan. Therefore, the Committee will have no discretion to select which Eligible Directors receive options, the number of shares of Common Stock included in any grant, or the exercise price of options.

          Immediately prior to the Distribution, each of the then identified Eligible Directors, or his or her designee(s), was granted an option to purchase 25,000 shares of Common Stock. Each Eligible Director who subsequently joins the Company Board will be granted on the first business day following the first day of his or her term, an option to purchase 25,000 shares of Common Stock. On the fifth business day after the Company's Annual Report on Form 10-K is filed with the Commission for each fiscal year that the Directors' Plan is in effect, each person who is an Eligible Director on such date will receive an additional option to purchase 5,000 shares of Common Stock. Accordingly, on October 21, 1997 option to purchase 20,000 shares of Common Stock were granted to the four eligible Directors. If the number of shares available for grant under the Directors' Plan on a scheduled date of grant is insufficient to make all the grants, then Each Eligible Director will receive an option to purchase a pro rata number of the available shares.

         250,000 shares of Common Stock (subject to adjustment) have been reserved for issuance by the Company under the Directors' Plan. Any shares of Common Stock subject to an option which, for any reason, terminates unexercised or expires, shall be available again for issuance under the Directors' Plan.

         The option price per share is the fair market value of the shares of Common Stock on the date of grant. Under the Directors' Plan, fair market value is generally the closing price of the Common Stock on NASDAQ/NMS on the last business day prior to the date on which the value is to be determined; provided, however, that with respect to the options granted immediately prior to the Distribution, fair market value means the average of the daily closing price of the Common Stock for the first ten (10) consecutive trading days that Common Stock is traded on NASDAQ/NMS other than on an "as issued" or "when issued" basis, calculated to the nearest cent, as determined by the Company.

         Options granted under the Directors' Plan are exercisable for a term of ten (10) years from the date of grant, subject to earlier termination, and may be exercised as follows: (a) any option granted as of the effective date of the Director's Plan or as the first day of an Eligible Director's initial term on the Company Board may be exercised as to 30% of the shares subject to such option at any time after the first anniversary of the date of grant, as to 60% of the shares subject to such option at any time after the second anniversary of the date of grant, and as to all shares subject to such option at any time after the third anniversary of the date of grant and (b) any other options may be exercised at any time after the third anniversary of the date of grant.

         Options granted under the Directors' Plan are non-transferable other than by will or pursuant to the laws of descent and distribution or pursuant to a qualified domestic relations order.

         In the event that an Eligible Director ceases to be a member of the Company Board (other than by reason of death or disability), an option may be exercised by the director (to the extent the director was entitled to do so at the time he ceased to be a member of the Company Board) at any time within seven months after he ceases to be a member of the Company Board, but not beyond the term of the option. If the Eligible Director dies or becomes disabled while he is a member of the Company Board or within seven months thereafter, an option may be exercised (to the extent the director was entitled to do so as of the date of his death or the termination of his directorship by reason of his disability) by a legatee of the director under his will, or by him or his personal representative or distributees, as the case may be, at any time within 12 months after his death or disability, but not beyond the term of the option.

         An Eligible Director entitled to exercise an Option shall do so by delivery of a written notice to that effect specifying the number of shares of Common Stock with respect to which the Option is being exercised. The notice shall be accompanied by payment in full of the purchase price of any shares of Common Stock to be purchased, which payment may be made in cash or, upon authorization by the Committee, in shares of Common Stock of the Company that such Eligible Director has held for more than six (6) months.

         In accordance with Rule 16b-3(d)(3) promulgated under the Exchange Act, Eligible Directors are not permitted to dispose of the shares of Common Stock underlying an option granted pursuant to the Directors' Plan during the six month period commencing from the date of the acquisition of such option.

         Options granted under the Directors' Plan are subject to adjustment upon a recapitalization, stock split, stock dividend, merger, reorganization, liquidation, extraordinary dividend or other similar event affecting the Common Stock.

         Upon a "change of control" of the Company, each option granted under the Directors' Plan will terminate on the later of (i) 90 days after the occurrence of such "change of control" and (ii) seven months following the date of grant of each option, and an option holder will have the right, commencing at least five days prior to the "change of control" and subject to any other limitation on the exercise of the option (except without regard to any vesting limitations) in effect on the date of exercise, to immediately exercise any options in full, to the extent they have not previously been exercised.

         The Directors' Plan will terminate on the tenth anniversary of the Distribution and options may not be granted under the Directors' Plan after that date, although the terms of any option may be amended in accordance with the Directors' Plan at any date prior to the end of the term of such option. Any options outstanding at the time of termination of the Directors' Plan will continue in full force and effect according to the terms and conditions of the option and the Directors' Plan.

         The Directors' Plan may be amended by the Company Board, provided that stockholder approval will be necessary to the extent required under Rule 16b-3 of the General Rules and Regulations of the Exchange Act, and no amendment may impair any of the rights of any holder of an option previously granted under the Directors' Plan without the holder's consent.

         The tax treatment of options granted under the Directors' Plan will be the same as the tax treatment for non-qualified options discussed under the Incentive Plan above.

COMPENSATION OF DIRECTORS

         Members of the Company Board who are also employees of the Company do not receive any additional compensation for service on the Company Board or any committees of the Company Board. Members of the Company Board who are not employees receive an annual retainer of $5,000 plus a stipend of $1,000 for each Company Board meeting attended. Non-employee directors receive additional stipends for service on committees of the Company Board of $1,000 per committee meeting not held on the same day as a Company Board meeting.

EMPLOYMENT AND CONSULTING AGREEMENTS

         The Employment Agreement dated November 18, 1996 between Ronald Howard and the Company provides for Mr. Howard serving as Chairman of the Board, President and Chief Executive Officer. Such employment agreement further provides for, among other things, a two year term of employment, an annual salary of $175,000, an opportunity for bonus compensation in an amount at least equal to his annual salary pursuant to a plan to be established by the Company Board, and benefits consistent with those normally provided by the Company to its executive employees as well as a $5.0 million term life insurance policy. Pursuant to such employment agreement, Mr. Howard was granted options to purchase 300,000 shares of Common Stock and is entitled to receive, upon a change of control of the Company, which includes transactions such as the Merger, a payment equal to two and one-half times his annual g12 compensation. Upon the Effective Time, the November 18, 1996 Employment Agreement will terminate.

         Henry Epstein is a consultant to the Company under the terms of a November 18, 1996 consulting agreement (the "Epstein Agreement") between the Company and Ideonics, a financial and technology consulting firm owned by Mr. Epstein. The Epstein Agreement provides, among other things, for a four year consulting term with an annual consulting fee of $137,500. In addition, pursuant to the Epstein Agreement, the Company provides Ideonics with office space, secretarial assistance and health care benefits for Mr. Epstein. Mr. Epstein was the Chairman of the Board of both Penril and the Company until the Penril/Bay Merger and the Distribution, respectively.

         As of the Effective Time, the Company will enter into employment agreements with Messrs. Hayes and Howard. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is composed of Paul Schaller and Arthur Samberg. Neither Mr. Schaller nor Mr. Samberg is or was an officer or employee of the Company.

RETIREMENT AND SAVINGS PLAN

         Access Beyond's Retirement and Savings Plan ("401(k) Plan") is a defined contribution plan that includes a "cash or deferred" option for participants, as described in Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Employees of Access Beyond who have completed 90 days of eligibility service ("Participants") are eligible to participate in the 401(k) Plan. The 401(k) Plan permits, but does not require Access Beyond to make matching contributions. In addition, Access Beyond may make discretionary contributions to the 401(k) Plan which will be allocated to each Participant based on the ratio of such Participant's eligible compensation to the total of all Participants' eligible compensation. Amounts contributed by Access Beyond vest as to 30% after 1 year of eligible service, 60% after 2 years of eligible service and 100% after 3 years of eligible service. Participants may elect to direct the investment of their contributions in accordance with the provisions of the 401(k) Plan. As a part of the Transfer, a retirement and savings plan of Penril ("Penril Plan") was transferred to the Company and active participation in the Penril Plan is limited to eligible employees of the Company.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of Common Stock as of November 19, 1997, by each director and Named Executive Officer of the Company and all directors and executive officers of the Company as a group, as well as by any person known by the Company to own beneficially more than 5% of the Common Stock of the Company, based upon such person's reported ownership of Common Stock in filings made with the Commission pursuant to Sections 13(d) and 13(g) of the Exchange Act as of November 19, 1997. The information in this table was based in part on information supplied by the named individuals.


                                                  NUMBER OF SHARES OF             PERCENTAGE
                                               COMMON STOCK BENEFICIALLY        OWNERSHIP AS OF
                                                     OWNED AS OF                  NOVEMBER 19,
NAME AND ADDRESS OF BENEFICIAL OWNER               NOVEMBER 19, 1997                1997 (1)
------------------------------------           -------------------------        ---------------
Ronald  Howard                                     1,018,603 (2)                       8.1%
John Howard                                           30,000 (3)                         *
Barbara Perrier Dreyer                                36,000 (3)(4)                      *
Arthur Samberg                                     1,955,000 (3)(5)(6)                15.6%
Paul Schaller                                         35,000 (3)                         *
James Gallagher                                       22,500 (7)                         *

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A
GROUP (6 PERSONS)                                  3,080,603 (8)                      24.2%

Richard Chilton, Jr.
399 Park Avenue
New York, New York 10022                             672,800 (9)                       5.4%

Pequot Partners Fund, L.P.
and Pequot International Fund, Inc.
354 Pequot Avenue
Southport, Connecticut 06490                       1,485,600 (5)                      11.9%

Cramer Partners, L.P.
100 Wall Street, 8th Floor
New York, New York 10004                           3,052,800 (10)                     24.4%

-----------------
(*)      Less than 1%

(1) Includes, in certain instances, shares held in the name of an executive officer's or director's spouse or minor children, the reporting of which is required by applicable rules of the Commission, but as to which shares the executive officer or director may have disclaimed beneficial ownership. Beneficial ownership includes (i) 115,500 shares issuable upon exercise of optons granted under the Incentive Plan and
         (ii) assuming that the Merger is consummated within 60 days, 120,000 shares issuable upon exercise of options granted under the Directors Plan.

(2) Includes 90,000 shares of Common Stock issuable upon the exercise of options, assuming that the Merger is consummated within 60 days from the date hereof and a "change in control" of the Company occcurs as a result thereof. Does not include additional shares of Common Stock issuable to Mr. Howard in lieu of a $437,500 cash bonus payable upon a change in control.


(3) Includes 30,000 shares of Common Stock issuable upon the exercise of options, assuming that the Merger is consummated within 60 days from the date hereof and a "change in control" of the Company occurs as a result thereof.

(4) Mrs. Perrier Dreyer and her husband, John Dreyer, have shared voting and dispositive power with respect to these shares.

(5) Includes 787,100 shares of Common Stock owned by Pequot Partners Fund, L.P., a Delaware limited partnership whose general partner and investment manager is Pequot General Partners, LLC, a Connecticut limited liability company ("General Partners") and 698,500 shares of Common Stock owned by Pequot International Fund, Inc., a British Virgin Islands corporation, whose investment manager is DS International Partners, L.P., a Delaware limited partnership ("International Partners"). (Pequot Partners Fund, L.P. and Pequot International Fund, Inc. are together referred to as the "Funds"). Mr. Samberg is a General Partner and senior portfolio manager of each of the Funds. General Partners and International Partners (together, the "Partners") are the beneficial owners, as such term is used in Rule 13d-3 of the Exchange Act of the shares of Common Stock owned by the Fund for which they act as investment manager, respectively. The Partners may be deemed to constitute a group as such term is used in Section 13(d)(3) of the Exchange Act. Each of the Partners disclaims beneficial ownership of the Common Stock beneficially owned by the other Partners.

(6) Includes 86,500 shares of Common Stock owned by Dawson-Samberg Capital Management, Inc., of which Mr. Samberg is President, and 352,900 shares of Common Stock owned by Pequot Endowment Fund, L.P., a Delaware limited partnership ("Endowment Fund") whose general partner and investment manager is Pequot Endowment Partners, L.P., a Delaware limited partnership. Mr. Samberg is a General Partner and senior portfolio manager of Endowment Fund.

(7) Includes 22,500 shares of Common Stock issuable upon the exercise of options, assuming that the Merger is consummated within 60 days from the date hereof and a "change in control" of the Company occurs as a result thereof.

(8) Includes (i) 115,500 shares issuable upon exercise of options granted under the Incentive Plan and (ii) assuming that the Merger is consummated within 60 days, 120,000 shares issuable upon exercise of options granted under the Directors Plan.

(9) According to the Amendment No. 1 to the Schedule 13D, dated March 21, 1997, includes shares of Common Stock held by Chilton Investment Partners, L.P. ("Chilton Partners"), a Delaware limited partnership, Chilton Opportunity Trust, L.P. ("Chilton Trust"), a Delaware limited partnership, or managed accounts over which Mr. Chilton has investment discretion. Mr. Chilton is the general partner of Chilton Investments, L.P. ("Chilton Investments"), a Delaware limited partnership, and Olympic Equity Partners, L.P., a Delaware limited partnership ("Olympic"). Chilton Investments is the general partner of Chilton Partners. Olympic is the general partner of Chilton Trust, serves as the investment advisor to Chilton International (BVI) Ltd., a British Virgin Islands corporation, and advises several managed accounts.

(10) James J. Cramer, President of J.J. Cramer & Co., and Karen Cramer, Vice President of J.J. Cramer & Co., have shared voting and dispositive power with respect to these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Gaithersburg, Maryland on November 19, 1997.

                                          Access Beyond, Inc.

                                          By /s/ RONALD A. HOWARD
                                            -----------------------------------
                                            Ronald A. Howard
                                            President, Chief Executive Officer,
                                            and Chairman of the Board of
                                            Directors
                                            Date: November 19, 1997




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/S/ BARBARA PERRIER                     /S/ RONALD A. HOWARD
-------------------                     --------------------
Barbara Perrier                         Ronald A. Howard
Director                                President, Chief Executive Officer,
Date: November 19, 1997                 and Chairman of the Board of
                                        Directors
/S/ PAUL SCHALLER                       Date: November 19, 1997
-------------------
Paul Schaller
Director                                /S/ MARK R. FIELDS
Date: November 19, 1997                 --------------------
                                        Mark R. Fields
/S/ JOHN HOWARD                         Controller and Acting Chief
-------------------                     Financial Officer
John Howard                             Date: November 19, 1997
Director
Date: November 19, 1997

/S/ ARTHUR SAMBERG
-------------------
Arthur Samberg
Director
Date: November 19, 1997
                                       17