Form 10-Q
period 1997-10-31
ACCESS BEYOND INC
filed 1997-12-15
CIK 1020319

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                  FORM 10-Q


                               QUARTERLY REPORT


       Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                    FOR THE QUARTER ENDED OCTOBER 31, 1997



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

                        Common Stock, $.01 par value,
                        12,559,931 shares outstanding
                           as of December 10, 1997

                     ACCESS BEYOND, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

-----------------------------------------------------------------------------------
                                             For the Three Months Ended October 31,
(in thousands, except per share figures)                  1997            1996
-----------------------------------------------------------------------------------
Revenue                                                 $3,862          $6,915
Cost of Sales                                            2,497           4,592
-----------------------------------------------------------------------------------
    Gross Profit                                         1,365           2,323

Operating expenses:
    Selling, general and administrative                  2,218           4,556
    Product development                                  1,325           1,989
    Merger related expenses                                629             258
-----------------------------------------------------------------------------------
        Total operating expenses                         4,172           6,803
-----------------------------------------------------------------------------------

Loss from operations                                    (2,807)         (4,480)
Net interest expense and other income                      210           3,440
-----------------------------------------------------------------------------------
Loss before discontinued operations                     (2,597)         (1,040)
Loss on disposal of discontinued operations                -               (93)
-----------------------------------------------------------------------------------
Net loss                                               ($2,597)        ($1,133)
===================================================================================

Net loss per share from continuing operations           ($0.21)         ($0.09)

Net loss per share from disposal of
 discontinued operations                                 $0.00          ($0.01)
===================================================================================
    Net loss per share                                  ($0.21)         ($0.10)
===================================================================================

Weighted average common shares outstanding              12,495          11,353
===================================================================================


THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ACCESS BEYOND, INC. INCLUDE THE FINANCIAL INFORMATION OF PENRIL DATACOMM NETWORKS, INC. FOR THE PERIODS PRIOR TO NOVEMBER 18, 1996 WHEN ACCESS BEYOND, INC. WAS SPUN-OFF FROM PENRIL DATACOMM NETWORKS, INC.

                     ACCESS BEYOND, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------
                                                     October 31,        July 31,
(in thousands of dollars)                                   1997            1997
----------------------------------------------------------------------------------
ASSETS                                               (unaudited)
Current Assets:
  Cash and cash equivalents                              $   147         $   578
  Accounts receivable, net                                 3,535           3,050
  Inventories:
      Raw materials                                        3,234           3,433
      Work in process                                        168              42
      Finished goods                                       2,245           2,203
----------------------------------------------------------------------------------
        Total inventories                                  5,647           5,678
  Other current assets                                       399             167
----------------------------------------------------------------------------------
Total Current Assets                                       9,728           9,473

Property, equipment and technology, net                    3,107           3,484
Other assets                                                 763             949
----------------------------------------------------------------------------------
Total Assets                                             $13,598         $13,906
==================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowing                                   $   469         $     -
  Obligations under capital leases, current portion          304             287
  Accounts payable                                         5,877           3,458
  Accrued expenses                                         1,557           2,097
----------------------------------------------------------------------------------
     Total current liabilities                             8,207         $ 5,842

Obligations under capital leases, long-term portion          373             456
Other noncurrent liabilities                                 297             297
----------------------------------------------------------------------------------
     Total liabilities                                     8,877           6,595

Shareholders' Equity
  Common Stock, $.01 par value                               125             125
  Additional paid-in capital                              46,414          46,431
  Retained earnings                                      (41,803)        (39,206)
  Accumulated foreign currency translation adjustment        (15)            (39)
----------------------------------------------------------------------------------
     Total Shareholders Equity                             4,721           7,311

Total Liabilities and Shareholders' Equity               $13,598         $13,906
==================================================================================

THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ACCESS BEYOND, INC. INCLUDE THE FINANCIAL INFORMATION OF PENRIL DATACOMM NETWORKS, INC. FOR THE PERIODS PRIOR TO NOVEMBER 18, 1996 WHEN ACCESS BEYOND, INC. WAS SPUN-OFF FROM PENRIL DATACOMM NETWORKS, INC.

                     ACCESS BEYOND, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

---------------------------------------------------------------------------------------------------
                                                          For the three months ended October 31,
(in thousands of dollars)                                            1997                 1996
---------------------------------------------------------------------------------------------------
Cash flows from continuing operating activities
    Loss from operations                                          ($2,597)             ($1,040)

Adjustments to reconcile net loss to net cash
    provided by operating activities
        Depreciation and amortization                                 435                  445
        Other                                                         186                 (232)
        Changes in assets and liabilities:
            (Increase) decrease in accounts receivable               (485)               1,849
            Decrease in inventories                                    31                  100
            Increase in other current assets                         (232)                (113)
            Increase (decrease) in accounts payable                 2,419                 (478)
            Decrease in other liabilities                            (540)                (349)
---------------------------------------------------------------------------------------------------
Net cash (used in) provided by continuing operations                 (783)                 182

Cash flows from discontinued operations
    Proceeds from the sale of discontinued operations                   -                1,591
    Loss from discontinued operations                                   -                  (93)
    Non-cash charges and changes in working capital                     -                 (813)
    Provision for loss on disposal of discontinued
     operations                                                         -                   93
---------------------------------------------------------------------------------------------------
Net cash provided by discontinued operations                            -                  778
---------------------------------------------------------------------------------------------------
Net cash (used in) provided by operations                            (783)                 960
---------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Expenditures for purchased technology                             (35)                   -
    Expenditures for property equipment and other                     (23)                (145)
---------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (58)                (145)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Net borrowings under line of credit                               469                 (560)
    Payments on capital lease obligations                             (66)                 (86)
    Issuance of common stock                                            -                6,124
    Other                                                               7                    2
---------------------------------------------------------------------------------------------------
Net cash provided by financing activities                             410                5,480
---------------------------------------------------------------------------------------------------

Cash and cash equivalents at the beginning of the year                578                4,237
---------------------------------------------------------------------------------------------------

Cash and cash equivalents at the end of the year                     $147              $10,532
===================================================================================================

THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ACCESS BEYOND, INC. INCLUDE THE FINANCIAL INFORMATION OF PENRIL DATACOMM NETWORKS, INC. FOR THE PERIODS PRIOR TO NOVEMBER 18, 1996 WHEN ACCESS BEYOND, INC. WAS SPUN-OFF FROM PENRIL DATACOMM NETWORKS, INC.

                     ACCESS BEYOND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the Three Months Ended October 31, 1997 and 1996
                                 (unaudited)

1. SUBSEQUENT EVENT. On November 12, 1997, the Company and several investors entered into a Preferred Stock Investment Agreement ("Investment Agreement") pursuant to which the Company agreed to sell to the investors up to 45,000 shares of the Company's 6% Cumulative Convertible Preferred Stock ("Convertible Stock") with a liquidation preference of $1,000 per share, at a purchase price of $1,000 per share. On November 12, 1997 10,000 shares of the Convertible Stock were sold for $10 million, and the Company received net proceeds from the issuance of $9,600,000. The Convertible Stock was sold pursuant to an exemption from registration under the Securities Act. The Investment Agreement provides that the remaining up to 35,000 shares of Convertible Stock will be purchased for up to $35 million promptly following the closing of the Hayes Merger, provided that no material adverse change occurs subsequent to November 12, 1997 and subject to certain other requirements.

2. LINE OF CREDIT. On October 2, 1997, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation which provides a working capital facility of up to $3,000,000 with borrowings based on qualified accounts receivable. Interest accrues at the lender's prime rate plus 1/2%. The term of the agreement is (2) years. At October 31, 1997, the Company had borrowings of $469,000.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          GENERAL BUSINESS DEVELOPMENTS

       On July 29, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Hayes Microcomputer Products, Inc. ("Hayes"). Under the terms of the Merger Agreement, Hayes will be come a wholly owned subsidiary of the Company and the shareholders of Hayes will own approximately 79% of the outstanding equity securities of the Company (excluding options and shares of the Company's common stock issued pursuant to the conversion of the Company's 6% Cumulative Convertible Preferred Stock). (The Merger Agreement is more fully described in the Company's Amendment No. 2 to Form S-4 filed with the SEC on December 10, 1997.)

                         LIQUIDITY AND CAPITAL RESOURCES

        In the first quarter of fiscal 1998, the Company entered into a revolving credit agreement with a Foothill Capital Corporation ("Foothill") which provides a working capital facility of up to $3,000,000 with borrowings based on qualified accounts receivable. The agreement expires October 2, 1999. This facility along with the increase in accounts payable of $2.4 million contributed to funding the Company's loss from operations for the first quarter of $2.6 million. At December 12, 1997 the Company had no outstanding borrowings with Foothill.

       In November 1997, the Company sold 10,000 shares 6% Cumulative Convertible Preferred Stock ("Convertible Stock") with a liquidation preference of $1,000 per share, at a purchase price of $1,000 per share and received net proceeds of $9.6 million.

       Accounts receivable increased by $485,000 due to the increase in sales for the quarter compared to the previous quarter. Other liabilities decreased $540,000 during the first quarter of fiscal 1998 due to reductions in accrued compensation expenses, accrued legal and accounting expenses, and deferred revenue.

                              RESULTS OF OPERATIONS

       Revenue for the first quarter of fiscal 1998 was $3.9 million compared to $2.8 million for the fourth quarter of fiscal 1997. The increase is due to a significant increase in the sales of the Company's AB1000 and AB2400/4400 product line. Revenue was down compared to the first quarter of fiscal 1997 because of the sale of the modem business to Bay Networks and the subsequent loss of revenue from modem sales.

       Gross profit margin for the first quarter was 35% on revenue of $3.9 million compared to 22% on revenue of $2.8 million for the fourth quarter of fiscal 1997. Gross profit margin was up slightly from the first quarter of fiscal 1997.

       Selling, general and administrative expenses declined from $2.8 million in the fourth quarter of fiscal 1997 to $2.2 million in the first quarter of fiscal 1998. The decrease of $636,000 (22%) was mainly due to management's cost saving efforts in general and administrative expenses during the first quarter of fiscal 1998. These expenses declined from $4.6 million for the first quarter in the prior fiscal year due to the Company's restructuring in the fourth quarter of fiscal 1996.

       Product development expenses declined from $1.5 million in the fourth quarter of fiscal 1997 to $1.3 million in the first quarter of fiscal 1998. Product development expenses were also down from $2.0 million for the first quarter in the prior fiscal year due to the Company's sale of the modem business to Bay Networks.

       Merger related expenses for the first quarter of fiscal 1998 include legal and accounting fees, and investment banking fees in connections with the Hayes Merger.

       Other Income for the first quarter of fiscal 1998 included $200,000 of income from the Bay Transitional Services Agreement. In the same period of the prior fiscal year, Other Income included $3.5 million of income from the settlement of the lawsuit filed against Standard Microsystems Corp.

       PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

       The Company initiated a lawsuit in December 1994 against Network Systems Corporation ("NSC") for breach of contract, fraudulent inducement and defamation. The suit is seeking specific performance, compensatory damages of $2.0 million and punitive damages of $5.0 million. The litigation arises out of a contract in which the Company agreed to develop certain computer hardware and software to NSC's specifications. NSC subsequently brought a counterclaim alleging negligent misrepresentation, fraud and breach of contract by the Company. NSC is seeking recision of the contract, restitution of monies paid by NSC to the Company, compensatory damages of $5.0 million and punitive damages in an unspecified amount. As of December 12, 1997, the Company was in settlement discussions with NSC.

       The Company is involved in other routine litigation. Management believes none of the litigation will have a material adverse effect on the Company's financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

              (27) Financial Data Schedule for the three months ended October 31, 1997

      (b)   Reports on Form 8-K

              On August 7, 1997 the Company filed a report on Form 8-K which included a copy of the Agreement and Plan of Reorganization Agreement and Plan of Reorganization, dated July 29, 1997, between Access Beyond, Inc. and Hayes Microcomputer Products, Inc. This report also included a copy of the related press release dated July 30, 1997.

\

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




                                        Access Beyond, Inc.
                                        -------------------
                                                (Registrant)




DATE: December 15, 1997             BY:/s/Ronald A. Howard
                                       ---------------------------------------
                                       Ronald A. Howard
                                       Chief Executive Officer and
                                       Chairman of the Board of Directors








DATE: December 15, 1997             BY:/s/ Mark R. Fields
                                       ---------------------------------------
                                       Mark R. Fields
                                       Acting Chief Financial Officer