Form 10-K
period 1998-01-03
HAYES CORP
filed 1998-04-03
CIK 1020319

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            -----------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 1998         Commission file number 0-21697

                               HAYES CORPORATION
             (Exact name of registrant as specified in its charter)

                            -----------------------

           Delaware                              52-1987873
           (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)        Identification No.)

           5854 PEACHTREE CORNERS EAST
           NORCROSS, GA                                 30092
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

                                 (770) 840-9200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            -----------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                             (TITLE OF EACH CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by persons other than directors and executive officers of the Registrant, as of March 16, 1998 was $ 43,626,276.

         The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 16, 1998, was 19,857,625.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 1997 Proxy Statement for the Registrant's Annual Meeting of Stockholders are incorporated by reference in Part III.
================================================================================

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                           Page No. or
                                                                                            Reference
                                                                                          -------------
ITEM 1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1
ITEM 2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10
ITEM 3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .            10
ITEM 4.       Submission of Matters to a Vote of Securities Holders . . . . . . . .            11
ITEM 4a.      Executive Officers of the Registrant  . . . . . . . . . . . . . . . .            11
ITEM 5.       Market for Registrant's Common Equity and Related Stockholder
                   Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13
ITEM 6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . .            14
ITEM 7.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations  . . . . . . . . . . . . . . . . . . .            15
ITEM 7a.      Quantitative and Qualitative Disclosures about Market Risk  . . . . .            20
ITEM 8.       Financial Statements and Supplementary Data . . . . . . . . . . . . .            20
ITEM 9.       Changes in and Disagreements with Accountants on Accounting . . . . .
                   and Financial Disclosure . . . . . . . . . . . . . . . . . . . .            20
ITEM 10.      Directors and Executive Officers of the Registrant  . . . . . . . . .            20
ITEM 11.      Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . .            20
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management  . . .            20
ITEM 13.      Certain Relationships and Related Transactions  . . . . . . . . . . .            20
ITEM 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K  . . .            20


                                     PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

             Portions of this Form 10-K report contain "forward looking" statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward looking statements included herein will prove to be accurate. Factors that might cause such a difference include, but are not limited to, market acceptance of the Company's products and services and other factors discussed in "Business Risks" below and in "Risk Factors" of the Company's Proxy Statement and Prospectus (included in its registration Statement on Form S-4, Registration No. 333-37993), as well as the Company's subsequent filings and reports with the Securities and Exchange Commission.

MERGER

         On December 30, 1997, Hayes Corporation (the "Company" or "Hayes"), formerly known as Access Beyond, Inc. ("Access Beyond"), completed a reverse triangular merger (the "Merger") with Hayes Microcomputer Products, Inc. ("Hayes Microcomputer"). In the Merger, the Company issued 15,261,763 shares of Common Stock and 405,977 shares of Series A Preferred Stock, after giving effect to a one for three reverse stock split effected February 25, 1998 (the "reverse stock split"). The stock issued in the transaction represented 79% of the outstanding stock immediately after the Merger excluding the effect of warrants, stock options, and the 6% Cumulative Convertible Preferred Stock. Immediately following the Merger, the Company changed its name to Hayes Corporation. Since the Hayes Microcomputer shareholders received a substantial majority of the shares of stock of the Company, the transaction is treated as a reverse acquisition of the Company by Hayes Microcomputer for accounting purposes. As a result, the historical financial statements of the surviving company for the periods prior to the Merger are those of Hayes Microcomputer rather than those of Access Beyond.

GENERAL

         Hayes engages in the design, manufacturing, marketing and support of computer communication products for business, government, small office, professional and individual consumers worldwide through the sale of modem, access systems and broadband products.

         While historically Hayes' business has focused on its core modem business, Hayes has recently broadened its products to include integrated network communication products (access systems). In addition, Hayes has pursued penetrating the broadband market by offering products for the asymmetric digital subscriber line ("ADSL") and the cable markets.

         For nearly two decades, Hayes has been the leader in providing value-based modems. The Hayes standard AT command set has become the de facto industry standard for personal computer modems and, along with the patented escape sequence, created the market requirement for "Hayes compatibility."

         Hayes was founded by Dennis Hayes in 1977 to develop and market modems designed for the microcomputer marketplace. Hayes' first product was released in April 1977 which was a modem for the early S-100 type computers. Hayes developed the Micromodem II for the Apple II before Apple had a disk drive. Hayes introduced the Smartmodem in June 1981. In August 1981, IBM introduced the first IBM PC that legitimized the personal computer industry. Personal computer ("PC") sales began to skyrocket and Hayes was the leading manufacturer of modems to serve this market. Fueled by the growth in the PC market and the introductions of 1200 and 2400 bits per second modems, Hayes' sales grew from $4.8 million in 1981 to $120.1 million in 1985. Hayes was included twice in Inc. Magazine's list of Fastest Growing Privately Owned Companies.

         In the 1987 to 1988 time frame, the "low price" modem competition began to consolidate into recognizable brands from the multitude of market players. By 1989, Hayes realized the significance of the emergence of what was internally referred to as clone modems (claiming Hayes compatibility) as had been observed with clone PCs (IBM compatible) slightly earlier. Practical Peripherals, Inc. had established itself as a true brand in the clone modem segment. In August 1989, Hayes purchased Practical Peripherals, Inc. to establish a presence in the clone modem segment.

         In the early 1990s, the consumer, small office/home office ("SOHO") market segment experienced rapid expansion. In response, Hayes introduced the ACCURA product line in 1993. This product line provided a different feature set and a lower price point than Hayes Ultra and Optima product lines. Competitors in this market segment pursued an extremely aggressive price strategy to gain market share by initiating rapid price erosion for this market.

         Due to market price pressures, Hayes reduced its ACCURA pricing in March 1994 to competitive levels. As a result, the ACCURA volumes increased dramatically. In responding to the ACCURA volume increase, Hayes experienced a number of operational and manufacturing problems. Due to excess inventory of old designs, Hayes could not benefit from new lower cost product designs. Additionally, there was an inadequate internal infrastructure and process in place to support subcontractor start-up necessary to support increased demand and significant air freight expense was required due to resultant delays in subcontractor production. Inventory increased and margin compression occurred. The resulting strain on Hayes' cash position and operating losses combined with insufficient capitalization precipitated Hayes' filing a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on November 15, 1994.

         On April 16, 1996, Hayes consummated a court approved Reorganization Plan (the "Plan"). Under the terms of the Plan, all prepetition creditors were paid in full plus interest, except where other agreements were made. Funding of the Plan was provided through three major sources. First, pursuant to the Agreement and Plan of Merger dated April 12, 1996 entered into by and between Rinzai Limited ("Acma"), Kaifa Technology (H.K) Limited ("Kaifa"), Rolling Profit Holdings, Ltd., Lao Hotel (H.K.), Limited, Saliendra Pte Ltd., and S.P. Quek Investments Pte. Ltd. (collectively, the "Investors"), certain subsidiaries were created by the Investors which collectively contributed $35.0 million to fund the Plan and were merged with Hayes. The Investors received preferred stock representing a 49% voting interest in Hayes. Second, Hayes entered into an agreement with The CIT Group/Credit Finance, Inc. to borrow up to an aggregate of $64.5 million through three separate debt instruments collateralized by Hayes' intellectual property, certain equipment, and accounts receivable and inventory balances. Third, pursuant to the Plan, Hayes sold certain parcels of real property for $8.2 million. On October 9, 1997, Hayes received the final decree bringing its Chapter 11 case to a close.

         During 1996, Mr. Hayes assembled a new management team comprised of individuals from the communications industry including a new chief financial officer and vice presidents of sales, engineering and human resources.

         On April 24, 1997, Hayes acquired Cardinal Technologies, Inc. ("Cardinal") which Hayes management believed added a highly visible brand to Hayes' brand portfolio and strengthened Hayes' position in the North American retail market. In connection with the Cardinal acquisition in April 1997, Hayes received a $5.5 million investment from Vulcan Ventures, Inc., one of the Paul Allen Group of Companies. The investment involved the issuance of 263,113 shares of Series B Preferred Stock of Hayes Microcomputer, which was converted into 405,977 shares of Series A Preferred Stock of the Company, after giving effect to the reverse stock split.

PRINCIPAL PRODUCTS

         Hayes has invested in technologies that expand its products to meet changing market demands. Hayes' business is structured around three core product categories: modems, broadband products and access systems.

MODEMS

         Analog and ISDN modems represent the core of Hayes' business, and accounted for approximately 96% of all revenues of Hayes for fiscal year 1997. Hayes is widely recognized as being the company that commercialized the PC modem in the early 1980's. The Hayes Standard AT Command Set has become the de facto industry standard for PC modems and along with the patented escape sequence created the market requirements for "Hayes compatibility."

         Hayes markets its modem products under the Hayes ACCURA(TM), Hayes OPTIMA(TM), Practical Peripherals(TM), and Cardinal(TM) brands. The modem products are sold through the distribution, value added reseller and mass merchant channels.

         Due to demand for increased speed in delivery of information, modem speeds have historically changed every 12 to 24 months. In 1997, Hayes introduced a series of new products that transmit information at 56Kbs. Hayes anticipates that the market will transition during 1998 to the 56Kbs speed from the current 33.6Kbs standard. In February 1998, the industry determined a 56Kbs standard referred to as V.90. The standard is expected to be ratified late 1998. Hayes currently sells products utilizing the two primary 56Kbs technologies offered in the market prior to the determination of the standard, as well as products utilizing the V.90 standard.

BROADBAND PRODUCTS

         Recognizing the market's need for more information at faster speeds, Hayes has launched significant activities to deliver its customers products at speeds of multiples of those offered by current analog and ISDN products. Hayes' efforts are focused on the ADSL and cable markets.

ADSL

         On June 6, 1997, Hayes announced that it had been selected by Alcatel Bell N.V. ("Alcatel") to jointly develop, manufacture and market products and equipment implementing ADSL technology. These end-to-end ADSL solutions will enable consumers, telecommuters and small business users to achieve affordable, convenient, bandwith-efficient, high-speed access to the Internet and other interactive services, such as corporate intranets.

         ADSL technology, which utilizes the existing telephone copper-wiring infrastructure serving virtually all homes and businesses, allows customers to interact with data networks, the Internet and associated services at speeds more than 100 times faster than current 56Kbps modems. In recent months, Alcatel has signed contracts with Ameritech, Bell South, Pacific Bell, Southwestern Bell, Singapore Telecom, Telia (Sweden) and others to provide its 1000 ADSL system. Hayes believes it will benefit from the deployment of ADSL products by these companies.

         Hayes is pursuing other opportunities utilizing ADSL technologies to develop a strong market position in the emerging ADSL market. The Company expects to begin shipping ADSL products in mid-1998.

Cable

         Management believes that the consumer's demand for higher speed communications will result in significant demand for cable modems. In 1996 Hayes launched a development and marketing effort with an Israeli cable modem company. In the fourth quarter of 1996 Hayes introduced its cable modem products to the industry and began a number of successful cable modem trials. Hayes began shipping cable modems in the second half of 1997, under its ULTRA(TM) brand.

         On September 18, 1997, Hayes and Cisco Systems, Inc. ("Cisco") signed a Collaboration Agreement whereby Hayes and Cisco agreed to promote Multimedia Cable Network System ("MCNS") compliant cable modems and head end systems. The Collaboration Agreement contemplates joint development and marketing of such products.

         On September 18, 1997, Cisco announced that Samsung Electronics Corp., Ltd. And Thomson Consumer Electronics had joined Cisco and Hayes in promoting MCNS compliant cable modems.

         Hayes is pursuing several cable modem opportunities in North America including the request for proposal by TeleCommunications, Inc. (the "TCI RFP"). The TCI RFP is believed to be the largest single cable modem opportunity in North America. The Company recently announced retail distribution programs with retailers such as Computer City to promote deployment of cable modems. Hayes is also pursuing cable modem opportunities in China and Latin America.

ACCESS SYSTEMS

         The communications industry has seen tremendous growth in the area of network connectivity. As the number of telecommuters, traveling employees and branch offices grow, the demand for fast, low-cost connectivity has grown. Connectivity is enabled through client modems, modem pools and integrated remote access devices. Hayes is seeking to leverage its experience and technology strengths in communications to provide a portfolio of products that meet the market's needs.

         As a result of a prior supply agreement with Access Beyond and the Merger, the Company markets a family of remote access servers including its Century 2000 series, Century 9200 series and Century 9400 series products. These products support the connectivity needs of the small business or branch office. They are fully-integrated remote access servers providing advanced management software which enables easy configuration and network monitoring. These products use a modular design for flexibility and ease of upgrade. In addition to the remote access servers, the Company markets other network products under the Access Beyond brand. These products include statistical multiplexers, host access servers, and ethernet terminal servers.

         Hayes has a technology agreement with Microcom, Inc. ("Microcom") under which Hayes and Microcom have agreed to develop end-to-end communication solutions drawing from the technology in Microcom's ISP Porte Chassis and Hayes' client and remote access server products. According to terms of the agreement, the two companies will explore product development, product branding and co-marketing opportunities worldwide.

SUPPLIERS

         Hayes depends upon certain suppliers for its sole source for certain components, including Rockwell and Lucent Technologies, Inc. for certain modem chips used in most of Hayes' product. In addition, Hayes utilizes two subcontractors with operations in China to manufacture product for the Asia Pacific and Europe markets.

PATENTS, COPYRIGHTS AND LICENSES

         Hayes' patent estate strategy is based upon three goals: (i) to protect Hayes' technology and to enhance its commercial deployment, (ii) to obtain cross licenses of the technology of others to optimize a royalty-free access to new technology, and (iii) to generate income. This strategy has resulted in a significant patent estate consisting of more than 115 owned and licensed patents, including internationally recognized patents, in the area of data communications.

         Hayes is committed to a licensing program which defends the value of its intellectual property and offers licenses to responsible third parties. As a result of Hayes' aggressive patent estate development program, many of Hayes' competitors formed the Modem Patent Defense Group. This group attempted to refute the validity of the Hayes' patents, specifically the Heatherington '302 patent, U.S. patent #4549302 ("Heatherington Patent"), and to avoid payment of royalty fees by filing suits against Hayes. To date, Hayes has successfully defended its patent estate, resulting in additional manufacturers signing license agreements to use Hayes' patents.

         The Heatherington Patent has been Hayes' most valuable patent to date. This patent enables the modem to be switched between data transmission mode and command mode for configuring the modem. The patent was issued in 1985 and is valid until February 14, 2001. The Heatherington Patent is licensed to virtually every major modem manufacturer in the United States and is recognized around the world as an industry standard for computer communications. The validity of the patent was upheld by the U.S. Federal Court and since the fall of 1994 has been fully protected in the European Community.

         Another significant patent is the AutoSync patent, U.S. patent #4700358, which expires on October 13, 2004. This patent is a sophisticated asynchronous to synchronous converter which allows serial communication through the asynchronous serial port. Industry interest has been expressed in implementing and licensing this technology. Currently there are approximately 12 companies licensing this patent from Hayes.

         Hayes has other valuable license rights that were obtained through cross-license agreements with key industry players, including AT&T Corporation, 3Com Corporation ("3Com"), Intel, Compaq, IBM Corporation, Racal Datacom and Microcom.

         Hayes has current and pending patents with potential commercial value in the area of data compression, multi- channel communication and various other technologies related to data communications.

         The Company's credit facilities provide its lender collateralized rights to Hayes' intellectual property. Use of Hayes' intellectual property is not adversely affected by this collateralization and the intellectual property is being used in the manufacturing and distribution of Hayes' products. Lender approval is required prior to any material sale of Hayes' intellectual property.

BACKLOG

         Hayes forecasts demand and builds products in order to fill expected demand. Customers generally expect delivery within one to two weeks and Hayes' backlog of firm orders generally represents orders expected to be filled not later than two months following the date of the order. Management believes that current backlog may not necessarily be indicative of future revenues.

COMPETITION

         The data communications industry is very competitive. Product life cycles are short with rapid improvements required in terms of product performance, features and cost. Hayes competes in a number of different markets within the overall communications market.

Modem Business Market

         Hayes faces competition primarily from established companies such as 3Com, Microcom, Multitech, Racal Datacom and Diamond Multimedia, Inc. ("Diamond"). The primary basis of competition is brand recognition, performance, features, quality, reliability, price, service and support.

Modem Consumer Market

         The retail modem market is expected to continue its consolidation.
The primary basis of competition is brand recognition and price. 3Com is the most significant competitor in this market with several smaller competitors competing at the very low price points. A sample of these smaller competitors include Golden Video Corporation ("GVC"), Boca Research, Inc., and Zoom Telephonics, Inc. The battle for retail shelf space is and will continue to be fierce and brand recognition is and will continue to be a major benefit to Hayes.

OEM Modem Market

         Hayes intends to make significant efforts to reenter the OEM modem market which is the fastest growing segment of the analog modem market. Low cost, quality and responsiveness are critical to success in this market. The key competitors in this market are CIS Technology, Inc., GVC, 3Com and others.

Access Systems

         The access systems market is characterized by a large number of participants, none of which have a dominant market position. The market is experiencing high growth and higher margins in comparison to modems.

Companies such as 3Com, Shiva Corporation, Ascend Communications and General Datacom compete in this market.

         Management believes that in addition to leveraging its strong brand name, its products can be priced competitively which will enable Hayes to grow its share of this market.

Broadband

         ADSL is an emerging market with no competitor having dominant market position. Many of the network product and modem companies are likely to introduce products into this market. In addition, major telecommunications companies such as Alcatel are expected to have significant presence in the ADSL market as it matures.

         The cable market is also an emerging market. Cable equipment companies such as Scientific Atlanta, Inc. and Nextlevel Systems, Inc. are expected to capture a share of this market. In addition, management believes that modem companies such as 3Com and Bay Networks, Inc. will offer products in this market. Management expects competition to intensify as cable modem products gain acceptance.

International

         Hayes' products are sold internationally in more than 40 countries. Some of the U.S. based competitors are present in Hayes' international market but competition is also present from smaller local modem and access systems suppliers.

SALES

AMERICAS REGION

North America

         Hayes sells its products directly to high-volume computer superstores, mail order resellers and mass merchants as well as through the two-tiered PC distribution channel that includes distributors, large national corporate resellers and aggregators. In the two-tiered distribution model, distributors and national corporate resellers provide an inventory, logistics, and credit function to smaller resellers such as computer chains, company-owned locations and value-added resellers.

         The sales strategy for Hayes branded products is to retain a channel "push" sales organization (reseller, marketing and telephone) ensuring channel support and appropriate field inventory levels. The sales organization is structured to focus on the Hayes, Practical Peripherals and Cardinal brands and each respective product categories and product lines.

         Hayes' sales force consists of the Field Sales Group and the National Account Group. The Field Sales Group maintains relationships with the corporate headquarters of Hayes' channel partners as well as the individual reseller locations that sell to end users. The Field Sales Group works with the resellers to maintain adequate inventory of Hayes' products and to develop programs that promote Hayes products.

         The National Account Group calls on large corporate customers and directly markets Hayes' products to these large sophisticated end users. This group is responsible for creating and maintaining demand in Fortune 1000 companies for Hayes' technologies. Hayes also maintains a sales office in Gaithersburg, Maryland to market to the Federal Government and maintains dedicated resources within its National Account Group to stimulate sales to state and local governments.

Latin America

         Hayes has recently launched an initiative in Brazil to serve Brazil and the Latin American region. Business is presently conducted directly with large end users, OEMs and through distributors for other customers.

ASIA PACIFIC REGION

         Hayes' sales strategy in the Asia Pacific region is similar to its sales strategy in North America. Hayes operates sales, marketing and service subsidiaries in China, Hong Kong and Australia. Relationships are developed with key distributors in each of the major Asia Pacific region countries.

EUROPE REGION

         Hayes' European sales, marketing and service efforts are headquartered in the United Kingdom. Offices are also maintained in France, Denmark, and Germany. Strategic partners are identified in major markets to distribute Hayes' products.

REVENUES FROM EXPORT SALES

         Hayes revenues from export sales to its principal foreign markets were immaterial for the periods presented.

MARKETING

         Hayes' marketing activities focus on developing brand recognition in key market segments and geographic markets, as the underlying basis for cost effective promotion of its products.

Public Relations

         Hayes has focused its public relations activities on establishing strong relationships with trade publications, reviewers and columnists. Hayes' products have been consistently recognized for performance, quality, service and support (i.e., Government Computer News, Computer Shopper, PC Week, Mobile Office, PC Magazine, Computerworld). Hayes has pursued a proactive posture in public affairs, taking a prominent role in standard setting committee (ITU, ANSI) and public policy organizations (AOP, GHTA and CompTIA).

Advertising, Packaging and Documentation

         Over the years, Hayes has developed an in-house expertise to create advertising that has consistently scored well in advertising readership studies. Hayes has been recognized by winning coveted awards for the quality of its documentation and packaging, which is also developed by Hayes in-house.

Channel and Infrastructure Activities

         Hayes has established an effective channel marketing program which allows the sales force to consistently execute on tactical promotions through the entire channel spectrum. Hayes was most recently successful in developing new mail order and mass merchant distribution channels. Hayes also has had success through its infrastructure program in seeding its new products with influential user groups of early adopters. In addition, customers can purchase Hayes products over the worldwide web via ordering and fulfillment programs recently implemented by Hayes.

CUSTOMER SUPPORT, SERVICE AND WARRANTY

         Hayes strives to provide users of its products with the highest quality technical support and customer service, dedicating more than 50 professionals processing more than 60,000 incoming calls a month. Hayes constantly surveys its user base with regard to customer satisfaction and it believes it consistently performs well in comparison to its competitors in the area of support and service.

         Hayes offers a standard two-year warranty which permits customers to return any product for repair or replacement if the product does not perform as warranted. In the U.S. and Canada only, Hayes also offers its customers the option of an additional three-year warranty upon completion of a registration card within 90 days of purchase. Some of the Practical Peripheral modems previously sold have a lifetime warranty. Hayes to date has not encountered material warranty claims or liabilities.

RESEARCH AND DEVELOPMENT

         Hayes focuses its research and development ("R&D") efforts on hardware and firmware system design, integration and testing for standalone and board level data, fax and voice modems, modem pools, remote access servers and broadband technologies for high speed communications. Additional R&D activities include access systems and software products, object oriented programming and digital signal processing technologies. Specialized knowledge and skills in the areas of electromagnetic compatibility ("EMC"), agency approvals, communications standards and product integration are applied to ensure timely product delivery. The Company utilizes computer aided design systems for three dimensional mechanical design and is upgrading its computer aided engineering tools to improve the engineering process and strengthen applications specific integrated circuit design capabilities.

         Product development cycles typically range from three to twelve months. Project duration of fifteen to eighteen months are common for new access systems and new technology platforms. Engineering strategies employed to reduce product costs and time to market include focused application of resources, simulation, standardization, on-going product and process value engineering, simplification, automation and reduction of the number of development cycles. Hayes expensed approximately $10.7 million, $9.6 million and $11.8 million for the fiscal year ending September 30, 1995, December 31, 1996 and January 3, 1998, respectively for research and development.

         As of January 3, 1998 the Company estimates that the remaining costs in connection with the completion of outstanding acquired research and development projects are less than $6.0 million. Such costs are expected to be incurred primarily over the next two years and to include labor costs for design, prototype development and testing. As a result, the Company expects research and development costs to increase in fiscal 1998.

ENVIRONMENTAL MATTERS

         Hayes' compliance with federal, state and local environmental laws has had no material effect upon Hayes' capital expenditures, earnings or competitive position.

EMPLOYEES

         Hayes employed approximately 651 employees and 117 temporary employees as of January 3, 1998. Hayes management believes that its future success will depend largely on its ability to retain certain key personnel and to recruit and retain additional highly skilled employees. Hayes has experienced no work stoppages and believes that its employee relations are satisfactory.

BUSINESS RISKS

         In addition to the other information in this Form 10-K, readers should carefully consider the following important factors that in some cases have affected, and in the future could affect, the Company's actual performance and results and could cause the Company's actual results of operations to differ materially from those expressed in any of the forward-looking statements made by, or on behalf of, the Company.

ABSENCE OF PROFITABLE OPERATIONS

         The Company has not been profitable in the last four years. Due to the factors described below, there can be no assurance that the Company will achieve its objectives and attain profitability.

TECHNOLOGICAL CHANGES

         The market for networking and modem products is subject to rapid technological change, evolving industry standards and frequent new product introductions and, therefore requires a high level of expenditures for research and development. There can be no assurance that customer demand for the Company's products will grow at the rate expected by the Company or that the Company will be successful in developing and manufacturing new products that respond to customer demand.

COMPETITION

         The networking and modem markets are very competitive. There are numerous companies competing in various segments of these markets, many of the Company's competitors have greater market, technology and financial resources than those available to the Company. There can be no assurance that the Company will be able to compete successfully with future and existing competitors.

INTERNATIONAL SALES

         A significant portion of the Company's sales are in international markets. As a result, the Company's operating results are subject to risks inherent in international sales, including tariffs or other barriers, difficulties in staffing and managing international operations, fluctuations in foreign currency exchange rates, compliance with international regulations, approval and market requirements, and the volatility of international economic conditions.

PRODUCT RETURNS AND PRICE PROTECTION

         Like other manufacturers of computer products, the Company is exposed to the risk of product returns from wholesale distributors, resellers and retailers, either through contractual stock rotation privileges or as a result of the Company's interest in assisting customers in balancing inventories. Although the Company attempts to monitor and manage the volume of sales to wholesale distributors and retailers, large shipments in anticipation of sales by wholesale distributors and retailers could lead to substantial overstocking and higher than normal returns. Moreover, the risk of product returns may increase if demand for the Company's products declines. When the Company reduces prices, the Company credits their respective wholesale distributors and retailers for the difference between the purchase price of products remaining in their inventory and the reduced price for such products on terms negotiated with the Company. To the extent credits due distributors and retailers are in excess of amounts accrued by the Company, a material adverse effect on the operation results of the Company could occur.

DEPENDENCE ON SUPPLIERS

         Material and components for the Company's products are purchased from outside suppliers. While most components are available from several suppliers, a few are provided from sole-source vendors. The Company believes that in most cases alternative sources of supply could be obtained within a reasonable time period; however, an interruption in the supply of such components could have a temporary adverse effect on the Company's operations. There can be no assurance that severe shortages of components will not occur in the future which could increase the cost or delay the shipment of products and have a material adverse effect on the Company's operating results.

SALES CHANNEL RISKS

         The Company sells its products primarily through national, regional and international wholesale distributors, national corporate resellers, computer superstores and mail order. Sales to wholesale distributors accounted for a significant share of Hayes net sales in fiscal 1997. The personal computer distribution industry has been characterized by rapid change, including consolidations and financial difficulties of wholesale distributors and the emergence of alternative distribution channels.

         The Company is dependent upon the continued viability and financial stability of its wholesale distributors. The loss or ineffectiveness of any Hayes' largest wholesale distributors or a number of its smaller wholesale distributors could have a material adverse effect on the Company's operating results. In addition, an increasing number of vendors are competing for access to wholesale distributors which could adversely affect the Company's ability to maintain existing relationships with its wholesale distributors or could negatively impact sales to such distributors.

         The Company is dependent on the continued viability and financial stability of its national resellers. The loss or ineffectiveness of any of the Company's largest national resellers or a number of its smaller national resellers could have a material adverse effect on the Company's operating results.

         Due to increased competition for limited shelf space, retailers are increasingly in a better position to negotiate favorable terms of sale, including price discounts and product return policies. There can be no assurance that the Company will be able to sustain or increase its sales to retailers, which could have a material adverse effect on the Company's operating results.

         The OEM modem market has grown to approximately 50% of the overall modem market. Hayes has not participated substantially in the OEM modem market for the last three years and the Company can give no assurance that it will be able to successfully penetrate this market.

ITEM 2. PROPERTIES

         Hayes' executive offices are located in Norcross, Georgia in leased facilities. Hayes also has manufacturing and distribution facilities at the same location. The manufacturing facility has five surface mount lines and occupies approximately 50,000 square feet. The leases between Hayes and Essex Capital are for 172,342 square feet and cover both the executive offices and Hayes' manufacturing and distribution facilities. The leases expire between December 31, 1999 and September 30, 2000.

         The Company leases a 54,874 square foot facility in Gaithersburg, Maryland which houses its government sales activities and serves as the development center for its access systems products. Approximately 50% of the facility is subleased. The lease on this facility expires on September 30, 1999.

         The Company also leases a 44,403 square foot facility in Carlstadt, New Jersey which is also a development center for its access system products. A substantial portion of this facility is subleased. The lease on this facility expires in September 2001.

         In addition to the above leases, Hayes leases sales and marketing facilities in China, Hong Kong, Australia, United Kingdom, France and Denmark.

         Hayes believes its properties are adequate for its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         On March 22, 1996, Hayes filed a Complaint for Declaratory Judgment and Damages for breach of fiduciary duties in the Superior Court of Fulton County, Atlanta, Georgia against three of Hayes' former vice presidents, Gary Franza, John Stuckey and Mikhail Drabkin. In the Complaint, Hayes claims $5.0 million in minimum damages against the defendants, jointly and severally, plus punitive damages. The Complaint also seeks a declaratory judgment that a rescission by the defendants of an earlier partial release executed by them is enforceable and for the recovery of attorneys' fees. All three defendants have filed counterclaims against Hayes and Dennis C. Hayes individually seeking total contract damages against Hayes and Dennis C. Hayes of approximately $450,000 and specific performance of claims for stock options for 292,012 shares of stock under certain option agreements. Two of the three defendants assert libel claims and allege compensatory damages resulting therefrom in the total amount of $10.0 million and punitive damages in the total amount of $10.0 million. All three defendants seek recovery of their attorney's fees and expenses of litigation. Hayes' management believes that the likelihood of a material adverse effect on the financial condition on operations of the Company in the amount of damages claimed by the plaintiffs is remote. Hayes' insurer has undertaken coverage of the libel and slander claims alleged in the counterclaim against the Company. Other than the litigation matter described above, Hayes believes that there are no other material legal proceedings to which Hayes is a party or of which any of its properties are subject; nor are there material legal proceedings known to Hayes to be contemplated by any governmental authority; nor are there material legal proceedings known to Hayes, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Hayes, or any associate of any of the foregoing, is a party or has any interest adverse to Hayes.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable.

ITEM 4(a).EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

            NAME                               AGE             POSITION
            Dennis Hayes                       48              Chairman and Director
            Ronald Howard                      42              Vice Chairman, Chief Executive Officer, and
                                                               Director
            P.K. Chan                          60              President, Chief Operating Officer, and Director
            Alan Clark                         44              Vice President and Chief Technical Officer
            James Jones                        40              Vice President and Chief Financial Officer
            Bruce Meyer                        48              Vice President of Human Resources
            Keith Mintzer                      44              Vice President of Worldwide Sales
            Charlie Riehm                      58              Vice President of Engineering

Mr. Hayes founded Hayes in 1977 at the age of 27 and has served as Chairman and a director of Hayes Microcomputer Products, Inc. since its inception. Upon the Merger, Mr. Hayes became Chairman and a Director of the Company. Mr. Hayes worked on the first four-bit microprocessor technology while employed at Financial Data Services. After concluding his studies at Georgia Tech, Mr. Hayes worked for National Data Corporation where he developed microcomputer based systems to interconnect networks and maintain communications systems on large mainframe computers. Mr. Hayes is active in both community and industry associations including the Public Policy Committee of the Computing Technology Industry Association, the Association of On Line Professionals, Georgia High Tech Alliance, Governor's Advisory Council on Science and Technology and Georgia Center for Advanced Telecommunications Technology. Mr. Hayes is also the Georgia Representative to the Federal Lab Consortium and is one of the four initial inductees into the Technology Hall of Fame of Georgia.

Mr. Howard became Vice Chairman and Chief Executive Officer of the Company on December 30, 1997. Previously, he served as Chairman of the Board, President and Chief Executive Officer of Access Beyond since November 1996. Mr. Howard served as President of the Datability Networks Division of Penril from November 1994 to November 1996, and as Co-President of that division from May 1993 until November 1994. He had held the position of Executive Vice President of Penril from May 1993 until November, 1996. Mr. Howard served as President of Datability Inc. from its founding in 1977 until it was acquired by Penril in May 1993.

Mr. Chan became President and Chief Operating Officer of the Company upon the Merger. Previously, he had held the same positions with Hayes Microcomputer Products, Inc. since October 1997 and served as Vice President of Operations from October 1994 to October 1997. Prior to joining Hayes Microcomputer Products, Inc. in October 1994, Mr. Chan served as Managing Director of Achiever Group, a subsidiary of Achiever Industrial Limited from 1991 to 1994. Prior to joining Achiever Industrial Limited, he held various positions with Ampex and Meadville Group, most recently serving as Managing Director of Manufacturing.


Dr. Clark joined Hayes Microcomputer Products, Inc. in March 1993 and has served as Vice President and Chief Technical Officer since March 1996 and was appointed the same position with the Company upon the Merger. Prior to joining Hayes Microcomputer Products, Inc., Dr. Clark served as Director, Research and Strategy for Dowty Communications in the United Kingdom. Prior to this position, Dr. Clark held a Marketing Director position and an Engineering Director position for the Dowty Advanced Development Centre from 1989 to 1993. Prior to joining Dowty, Dr. Clark served British Telecom in various positions.

Mr. Jones joined Hayes Microcomputer Products, Inc. in January 1996 as Vice President and Chief Financial Officer and Treasurer. Upon the Merger, he assumed the same position with the Company. He previously served in various positions with Genicom Corporation for nine years, most recently as Vice President - Finance. Prior to Genicom, Mr. Jones served as a manager with Coopers and Lybrand L.L.P.

Mr. Meyer had served as Vice President of Human Resources of Hayes Microcomputer Products, Inc. since August 1997. Upon the Merger, he assumed the same position with the Company. He joined Hayes in August 1996 as Director of Human Resources. Prior to joining Hayes, Mr. Meyer had served at Genicom Corporation since 1983, most recently as Vice President of Human Resources and Corporate Communications.

Mr. Mintzer joined Hayes Microcomputer Products, Inc. in January 1997 as Vice President of Worldwide Sales. Upon the Merger, he assumed the same position with the Company. Prior to joining Hayes, Mr. Mintzer served in a number of senior executive positions with GBC Technologies for 10 years. Prior to joining GBC Technologies, Mr. Mintzer held various sales and channel management positions at the Sperry Corporation and Reynolds & Reynolds.

Mr. Riehm joined Hayes Microcomputer Products, Inc. in October 1996 as Director of Development. In April 1997, he was promoted to Vice President of Engineering. Upon the Merger he assumed the same position with the Company. Mr. Riehm served as Vice President of Operations of SPE Microsystems, Inc. from 1994 to 1996. Prior to SPE Microsystems, Inc., he served as Director of Communications Products of Silicom Systems, Inc.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol HAYZ. The following table sets forth the range of high and low closing sale prices for the Company's Common Stock, after giving effect to the reverse stock split as reported by NASDAQ/NMS, for each fiscal quarter since the Common Stock began trading on NASDAQ/NMS on November 18, 1996. There is no public market for the Series A Preferred Stock or the 6% Cumulative Convertible Preferred Stock.

                                                                  HIGH       LOW
                                                                  ----       ---
    Fourth Quarter 1996 (from November 18, 1996).........        26 5/8     18

    First Quarter 1997...................................        19 1/8     11 1/4
    Second Quarter 1997..................................        16 7/8      9
    Third Quarter 1997...................................        23 1/4      9 3/4
    Fourth Quarter 1997..................................        24 3/4     12 3/16

         As of March 16, 1998, there were 791 record holders of the Company's Common Stock.

         The Company has never paid cash dividends. It is the Company's present policy to retain earnings for use in the Company's business. Accordingly, the Company does not anticipate that cash dividends will be paid in the foreseeable future. The Company's credit facilities limit the Company's ability to declare or pay dividends other than in the form of stock.

         Holders of the Series A Preferred Stock will be entitled to receive, as and when declared by the Board of Directors, cumulative compounding dividends at the rate of 10% per annum of the original issue price per share of the Series A Preferred Stock. Such dividends are to be paid in cash upon redemption, or in additional shares of Common Stock upon conversion of the Series A Preferred Stock.

         Holders of the 6% Cumulative Convertible Preferred Stock are entitled to receive a dividend of 6% per annum payable December 31 of each year. Such dividend is payable in cash, Common Stock or additional shares of Cumulative Convertible Preferred Stock at the Company's option.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial information for the fiscal periods ended January 3, 1998 is derived from the audited Consolidated Financial Statements of the Company. The financial information has been restated to reflect a one for three reverse stock split effected February 25, 1998. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Amounts are in thousands, except for per share data.


                                                                                          THREE MONTHS
                                        YEAR ENDED     YEAR ENDED       YEAR ENDED           ENDED       YEAR ENDED     YEAR ENDED
                                       SEPTEMBER 30,  SEPTEMBER 30,     SEPTEMBER 30,     DECEMBER 31,  DECEMBER 31,     JANUARY 3,
                                           1993           1994             1995              1995          1996            1998
                                           ----           ----             ----              ----          ----            ----
 STATEMENT OF OPERATIONS:
 Net Sales..............................  $ 206,191     $ 246,277        $ 269,155         $ 70,111       $ 257,452       $199,612
 Cost of sales..........................    138,167       195,188          204,787           51,765         195,918        154,799
                                          ---------     ---------        ---------         --------       ---------       --------
      Gross Profit......................     68,024        51,089           64,368           18,346          61,534         44,813
                                          ---------     ---------        ---------         --------       ---------       --------
 Operating expenses.....................
      Sales and marketing...............     38,665        41,278           33,364            8,867          42,757         37,405
      General and administrative........     23,717        23,908           22,223            5,100          18,970         18,897
      Research and development..........     16,139        16,153           10,713            2,281           9,640         11,788
      Amortization and write-off
         of intangibles.................                    6,463            5,907
      Restructuring charges.............                                                                      3,600          5,840
 Purchased in-process
       research and development.........                                                                                    54,990
                                          ---------     ---------        ---------         --------       ---------       --------
         Total operating expenses.......     78,521        87,802           72,207           16,248          74,967        128,920
                                          ---------     ---------        ---------         --------       ---------       --------
 Operating (loss) income................    (10,497)      (36,713)          (7,839)           2,098         (13,433)       (84,107)
 Interest expense, net..................     (1,039)       (1,928)          (6,605)          (1,807)         (5,056)        (4,478)
 Gain on sale of investment.............                                                                        666
 Gain on sale of land...................                                                                      8,153          4,092
 Gain on patent infringement............
      settlement........................      8,796         3,993
 Other income (expense), net............      3,292         4,893            4,155             (24)           2,279          3,366
                                          ---------     ---------        ---------         --------       ---------       --------
      (Loss) income before
      reorganization expense
      and income tax
      expense (benefit).................        552       (29,755)         (10,289)             267          (7,391)       (81,127)
 Reorganization expense.................                                     5,026            4,301           5,378
                                          ---------     ---------        ---------         --------       ---------       --------
 (Loss) income before income
       tax expense (benefit)............        552       (29,755)         (15,315)          (4,034)        (12,769)       (87,127)

 Income tax expense (benefit)...........       (335)       (1,689)            (932)             603             385             (4)
                                          ---------     ---------        ---------         --------       ---------       --------
      Net (loss) income.................        887       (28,066)         (14,383)          (4,637)        (13,154)       (81,123)
 Preferred stock dividend...............                                                                                     3,483
                                          ---------     ---------        ---------         --------       ---------       --------
 Net (loss) income applicable to
      common shareholders...............  $     887     $ (28,066)       $ (14,383)        $ (4,637)      $ (13,154)      $(84,606)
                                          ---------     ---------        ---------         --------       ---------       --------
 Net (loss) income per basic
      and diluted share.................  $    0.09     $   (3.24)       $   (1.66)        $  (0.53)      $   (1.63)      $ (10.80)
 Weighted average number of
      shares, basic and diluted.........      8,764         8,687            8,687            8,687           8,061          7,825
 BALANCE SHEET DATA:
 Working capital........................  $  30,314     $  15,840        $  25,994         $ 25,270       $   3,654       $  8,611
 Total assets...........................    103,939       124,964          100,964           91,696          69,215        115,328
 Total debt.............................     10,307        28,685                            11,134          20,854         11,943
 Preferred stock........................                                                                                    52,914
 Stockholders' equity (deficit).........     44,125        15,897            1,683           (3,012)          5,741        (18,876)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL BUSINESS DEVELOPMENTS

         Hayes is comprised of three business units: the Modem Products business, the Access Systems business and the Broadband Products business. The Modem Products business designs, manufactures and markets analog and ISDN modem products. The Modem Products business distributes its products under the Optima, Accura, Practical Peripherals, and Cardinal brands. The Access Systems business designs and markets modem pool and remote access server products. These products are distributed under the Century brand. The Broadband Products business designs and markets ADSL and cable modem products and was formed in June 1997. The Broadband Products business markets its products under the Ultra brand.

         On December 30, 1997, the Company (formerly known as Access
Beyond) merged with Hayes Microcomputer in a reverse triangular merger. Since the Hayes Microcomputer shareholders received a substantial majority of the shares of stock of the Company, the historical financial statements of the surviving company for the periods prior to the Merger are those of Hayes Microcomputer rather than those of Access Beyond. The former business of Access Beyond will become a part of the Access Systems business unit. Because the Merger occurred in the last week of the Company's fiscal year, the operations of Access Beyond did not materially impact the Company's operating results. As described further herein, the Company recorded significant restructuring and acquired in process research and development charges in connection with the Merger.

         On October 1, 1995, Hayes changed its year end from September 30 to December 31, and effective with fiscal year 1997 the Company changed its year end to the Saturday closest to December 31.

LIQUIDITY AND CAPITAL RESOURCES

         General. Hayes' primary capital requirements are for working capital, acquisitions and other capital expenditures. Hayes has historically met its capital requirements through a combination of equity transactions, cash flow from operations, bank lines of credit and credit terms from suppliers.

         Cash Flows. Cash and cash equivalents increased by approximately $9.5 million to $15.2 million at January 3, 1998 as compared to $5.7 million at December 31, 1996. Cash and cash equivalent increased by $0.5 million at December 31, 1996 from $5.2 million at September 30, 1995. Cash and cash equivalents decreased by $3.1 million at September 30, 1995 as compared to September 30, 1994. The increase in cash at January 3, 1998 versus December 31,1996 is due to the Company's placement of $35.0 million in 6% Cumulative convertible Preferred Stock on December 31, 1997. The increase in cash in fiscal 1996 resulted from implementation of the Plan and reduction in restricted cash. The decrease in fiscal 1995 resulted primarily from the increase in restricted cash as a result of Hayes' debtor-in-possession financing with General Electric Capital Corporation ("GECC").

         Cash used in operations was $20.3 million and $41.1 million in the fiscal years 1997 and 1996, respectively. Cash usage in fiscal year of 1997 was caused primarily by the Company's operating losses and higher receivables due to reduction in prompt payment discounts. Cash used in operations was $41.1 million in fiscal 1996 due to the implementation of the Plan, which included payments of approximately $44.6 million to pre-petition claimants, and a net loss of $13.2 million. Cash generated by operations was approximately $1.5 million in fiscal 1995 and resulted from a net loss of approximately $14.4 million which was more than offset by non-cash depreciation and amortization and reduced working capital investment.

         Cash provided by investment activities was approximately $0.1 million in fiscal year 1997 due to capital expenditures which were largely offset by gains on sales of investments. Cash from investment activities in fiscal 1996 was due to the sale of real estate, investments and equipment and a reduction in restricted cash partially offset by capital expenditures. Cash used in investment activities was $1.5 million in fiscal 1995 primarily due to capital investments and an increase in restricted cash.

         Cash provided from financing activities was approximately $30.6 million for fiscal 1997 largely due to the issuance of the Series A Preferred Stock and the 6% Cumulative Convertible Preferred Stock less debt repayments. Cash provided from financing activities was $29.5 million in fiscal 1996 due to the implementation of the Plan. Cash used in financing activities in fiscal 1995 was $3.0 million and was the result of a net increase in borrowings.

         As of January 3, 1998 the Company estimates that the remaining costs in connection with the completion of outstanding acquired research and development projects are less than $6.0 million. Such costs are expected to be incurred primarily over the next two years and to include labor costs for design, prototype development and testing. As a result, the Company expects research and development costs to increase in fiscal 1998.

         At January 3, 1998, Hayes' principal sources of liquidity included cash and cash equivalents and its credit facilities with CIT (the "CIT Facility"). The CIT Facility was replaced on February 20, 1998 by a credit facility with the Commercial Funding Division of NationsCredit ("NationsCredit"). The NationsCredit facility consists of two term loans and a
revolving loan which provide for maximum borrowings of $42.5 million.   The
revolving loan provides for financing based upon eligible receivables and inventory. The term loans are based upon appraised values of equipment and intangibles. The term loans and the revolving loans bear interest at prime plus 0.75% (9.25% at February 20, 1998). The CIT Facility was similarly comprised and bore interest at 1.875% over prime (10.375% at January 3, 1998.)

         Management believes its cash and cash equivalents and its credit facilities, will be sufficient to satisfy operating cash and capital expenditure requirements for at least the next twelve months.

INFLATION

         Hayes believes that inflation has not had a material impact on its operating results and does not expect inflation to have a material impact on its operating results in the foreseeable future.

RESULTS OF OPERATIONS

     Fiscal 1997 Compared to Fiscal 1996

                                                   DECEMBER 31,          JANUARY 3,
                                                      1996                  1998             CHANGE
                                                   ------------          ----------         ---------
                                                                   (Dollars in thousands)
         Net Revenues:
           Modem Products ....................        $245,438              $190,893        $(54,545)
           Access Systems ....................          12,014                 8,336          (3,678)
           Broadband  ........................                                   383             383
                                                      --------              --------        --------
                                                      $257,452              $199,612        $(57,840)
                                                      ========              ========        ========


         Net revenues in fiscal 1997 decreased by $57.8 million, or 22.5%, from the same period in 1996 due to lower revenues in both the Modem Products and Access Systems businesses. The decrease in net revenues was largely attributable to Hayes' introduction of modems with 56Kbs speeds. In the third quarter of fiscal 1996, Rockwell and 3 Com announced the introduction of modem technology that would permit data to be transmitted on analog phone lines at 56Kbs. These announcements were followed by announcements by most modem providers, including Hayes, indicating product availability in the first and second quarters of 1997. As a result of these announcements and commentary from various industry analysts, management believed that its channel partners assumed that modem customers would move quickly to 56Kbs modems and away from the then industry standard 33.6Kbs modems. Consequently, Hayes' channel partners significantly reduced orders for 33.6Kbs products and substantially reduced channel inventories of such products in the first quarter. Instead of placing orders for 33.6Kbs products, Hayes' channel partners began placing orders for Hayes' 56Kbs products. Due to the lack of availability of 56Kbs modem chips from its suppliers, Hayes was unable to fill many of these orders and backlog rose to $10.5 million at March 31, 1997 from $4.6 million at December 31, 1996.

         In the second quarter of 1997, Hayes began to fill its channel partners demand for 56Kbs product. Management believes that during this period its channel partners realized that customer demand was weighted heavily toward 33.6Kbs products and the market had not yet accepted 56Kbs products. As a result, Hayes' channel partners began to place significant orders for 33.6Kbs products. Hayes had converted much of its manufacturing schedule to 56Kbs products and was therefore unable to meet much of its channel partners' demand for 33.6Kbs product during the second quarter. Although second quarter 1997 revenues increased 42.2% from the first quarter of 1997 to $55.7 million at June 1997, backlog grew to $20.9 million at June 30, 1997.

         In the second half of 1997, market demand continued to be unstable and Hayes experienced 33.6Kbs chip shortages from its vendors and experienced quality problems with certain 33.6Kbs chips provided by a supplier. These factors limited shipments and disrupted supply to certain customers. In addition, continued uncertainty about the industry's determination of a standard suppressed demand. Backlog declined to $10.6 million at January 3, 1998.

         Gross profit as a percentage of net revenues declined to 22.5% in fiscal 1997 from 23.9% in fiscal 1996 due to unfavorable manufacturing variances caused by disruption to manufacturing schedules and lower average selling prices for 33.6Kbs products resulting from the introduction of 56Kbs products. In addition, the Company recorded additional inventory reserves in the fourth quarter.

         Selling, general and administrative expenses decreased by $5.4 million in fiscal 1997 from the comparable period in 1996. Such expenses represented 28.2% of revenue in fiscal 1997 compared to 24.0% in fiscal 1996. Hayes reduced operating expenditures in anticipation of lower revenues in fiscal 1997, but expenses as a percent of revenue were higher due to such lower revenues. General and administration expenses for fiscal 1997 include $1.3 million in bonus and change of control payments in connection with the Merger.

         Research and development expense increased to $11.8 million from $9.6 million in fiscal 1997 compared to fiscal 1996 as a result of increased development expenses related to new products for the access systems and broadband markets.

         In connection with the Merger, the Company took a charge of $55.0 million related to acquired in-process research and development. In addition the Company recorded $5.8 million in restructuring charges related to cost of severance, facility closures and asset write-offs.

             In fiscal 1997, the Company recognized a $4.1 million gain from the sale of stock in a French software Company and other income increased $1.1 million over 1996 due to increased royalty payments. Hayes also recognized a gain in fiscal 1996 of $8.2 million from the sale of certain parcels of real estate.

         Interest expense was $0.6 million lower in fiscal 1997 compared to fiscal 1996. The interest expense in 1996 included interest at 12%, which was payable on most of the pre-petition claims. These claims were paid in full in April of 1996.

              The effective tax rate was 0.0% in fiscal 1997 compared to 3.0% in fiscal 1996. The effective tax rate was significantly impacted by the Company's losses and the recognition of valuation allowances on its deferred tax assets.

         Hayes reported a net loss applicable to common shares of $84.6 million for fiscal 1997 and net loss of $13.2 million for fiscal 1996. On a per share basis, net loss was $(10.80) and net loss was $(1.63) in fiscal 1997 and 1996, respectively.

Fiscal 1996 Compared to Fiscal 1995

                                                          SEPTEMBER 30,           DECEMBER 31,
                                                              1995                    1996                  CHANGE
                                                          -------------           ------------            -----------
                                                                 (Dollars in thousands)
         Net Revenues:
           Modem Products...........................        $260,303                 $245,438             $  (14,865)
           Access Systems...........................           8,852                   12,014                  3,162
                                                            --------                 --------             ----------
                                                            $269,155                 $257,452             $  (11,703)
                                                            ========                 ========             ==========


         In fiscal 1996, Hayes reported net sales of approximately $257.5 million, a decrease of 4.3% from fiscal 1995. Modem Products business net revenues decreased 5.7% to $245.4 million in fiscal 1996. This decrease resulted from price erosion in the Company's 14.4Kbs and 28.8Kbs modem products. Access Systems business net revenues increased 35.7% in fiscal 1996 to $12.0 million due to growth in Century product sales.

         Gross profit, as a percentage of net sales, remained constant at 23.9% in 1996 and 1995. Although average sales prices declined in fiscal 1996 versus fiscal year 1995, improved product designs and lower manufacturing and material costs enabled Hayes to maintain its gross profit margins.

         Selling, general and administrative expenses, excluding restructuring charges and amortization and write-off of intangibles, increased by approximately $6.1 million in fiscal 1996 and rose as a percentage of revenue to 24.0% versus 20.7% in fiscal 1995. The primary factors in the increase were higher marketing expenses resulting from Hayes' sponsorship of a NASCAR racing team at a cost of $3.8 million, higher marketing expenses and recruiting and relocation expenses due to the employment of a new management team as Hayes emerged from Chapter 11, partially offset by lower administrative expenses.

         Research and development expense declined $1.1 million in 1996 compared to 1995 due to management's curtailment of expenditures in the first half of 1996 as a result of the Chapter 11 proceedings.

         Interest expense decreased 23.5% or approximately $1.5 million in fiscal 1996 as compared to fiscal 1995 as a result of the $35.0 million capital investment made in Hayes, the sale of certain parcels of real estate, and a new borrowing arrangement, all of which were part of the Plan by which Hayes emerged from Chapter 11. The implementation of the Plan enabled Hayes to pay pre-petition claims which generally accrued interest at 12%.

         In fiscal 1996, Hayes recognized a gain of approximately $0.7 million on the sale of stock of a public company which it had previously received as settlement of an intellectual property dispute. Hayes also recognized a gain of approximately $8.2 million on the sale of certain parcels of real estate it had previously acquired for development as a corporate campus.

         Other income consists primarily of insert fees from third parties for the inclusion of their software and related promotional materials in Hayes' products and intellectual property license fees. Other income declined by approximately $1.9 million or 45.2% in fiscal 1996 from approximately $4.2 million in fiscal 1995. The decline resulted from a reduction in license fees from Rockwell. In July 1995, Hayes and Rockwell entered into an agreement in which, among other things, Rockwell agreed to supply Hayes modem chips and Hayes agreed to waive license fees from the date of the agreement through December 31, 1996 (the "Rockwell Agreement").

         The effective tax rate was 3.0% in 1996 compared to 6.1% in fiscal 1995. The effective tax rate was significantly impacted by the Company's losses, nondeductible Chapter 11 expenses and the recognition of valuation allowances on its deferred tax assets.

         Hayes reported a net loss of $13.2 million for fiscal 1996 and a net loss of $14.4 million for fiscal 1995. On a per share basis, net loss was $(1.63) for fiscal 1996 and $(1.66) for fiscal 1995, respectively.


YEAR 2000

         The Company has assessed the impact of the year 2000 issue and believes that the costs to upgrade its information and operating systems to address this issue are not material. In 1997, the Company commenced efforts to replace its information systems with software from Oracle Corporation which is Year 2000 compliant. These efforts are expected to be completed in fiscal 1998.


SUMMARY OF QUARTERLY INFORMATION (UNAUDITED):

         Quarterly financial information for the fiscal year ended as follows:

         (in thousands)                                             EARNINGS (LOSS) PER
                                     NET       GROSS       NET       COMMON AND COMMON
                                    SALES     PROFIT  INCOME (LOSS)  SHARES EQUIVALENT
                                  --------   -------- ------------- --------------------
For the year ended
December 31, 1996
                          First   $ 76,968   $ 21,763     $  5,515        $  0.64
                          Second    68,617     19,013         (288)         (0.04)
                          Third     55,849      7,827      (14,891)         (1.90)
                          Fourth    56,018     12,931       (3,490)         (0.45)
                                  --------   --------     --------        -------
                           Total  $257,452   $ 61,534     $(13,154)       $ (1.63)
For the year ended
January 3, 1998
                          First   $ 39,176   $  9,957     $ (5,359)       $ (0.69)
                          Second    55,721     13,975       (2,466)         (0.32)
                          Third     51,804     10,950       (6,697)         (0.87)
                          Fourth    52,911      9,931      (70,084)         (8.55)
                                  --------   --------     --------        -------
                           Total  $199,612   $ 44,813     $(84,606)       $(10.80)


Basic net (loss) income per share was approximately the same as diluted net
(loss) income per share in each period presented above.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth at the end of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

         The Company filed an 8-K regarding a change in accountants on January 22, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      Incorporated herein by reference to the Registrant's definitive proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION

      Incorporated herein by reference to the Registrant's definitive proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          Incorporated herein by reference to the Registrant's definitive proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference to the Registrant's definitive proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) (1) and (2) Financial Statements and Financial Statement Schedule

         The combined financial statements and financial statement schedule of the Company and its subsidiaries are set forth at the end of this Form 10-K.

         Schedule II Valuation and Qualifying Accounts filed herewith.

         (b) Reports on Form 8-K.

         The Company filed the following Reports on Form 8-K:

                 Date of Report            Item Reported
                 --------------            -------------
                 November 11, 1997         The Company reported it had entered into an agreement to place
                                           $45.0 million in 6% cumulative convertible preferred stock.

         January 9, 1998          The Company reported that it had completed the Merger and pursuant thereto, Hayes
                                  Microcomputer became a subsidiary of the Company and the Company changed its name to
                                  Hayes Corporation.

         January 22, 1998         The Company reported that it had appointed Coopers & Lybrand LLP as the certifying accountant for Hayes Corporation's consolidated financial statements effective January
                                  19, 1998.

         (c) Exhibits
                               EXHIBITS FOR 10-K


3.1        Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's registration statement on Form S-1, as amended (Commission File Number 333-1074)).

3.2        Amended and Restated Certificate of Incorporation of the Company.

3.3        Amended and Restated Bylaws of the Company.

4.1        Specimen Common Stock Certificate (filed as Exhibit 4.6.1 to the Company's registration statement on Form S-
           4, as amended (Commission File Number 333-37993)).

4.2        Specimen Series A Stock Certificate (filed as Exhibit 4.6.2 to the Company's registration statement on Form
           S-4, as amended (Commission File Number 333-37993)).

10.1       Technology License Agreement, dated as of November 16, 1996 between Penril and the Company (filed as Exhibit
           10.1 to the Company's registration statement on Form S-1, as amended (Commission File Number 333-10741)).

10.2       Development and License Agreement dated as of June 16, 1996 between Bay and Penril, on behalf of the Company
           (filed as Exhibit 10.2 to the Company's registration statement on Form S-1, as amended (Commission File
           Number 333-10741)).

10.3       Indemnification Agreement dated as of November 16, 1996 between Penril and the Company (filed as Exhibit 10.3 to the Company's registration statement on Form S-1, as amended (Commission File Number 333-10741)).

10.4       Transitional Services Agreement dated as of November 16, 1996 between the Company and Penril (filed as
           Exhibit 10.7 to the Company's registration statement on Form S-1, as amended (Commission File Number
           333-10741)).

10.5.1     Lease Agreement between Penril and Real Estate Income Partners dated as of March 31, 1989, as amended on May
           14, 1990 and November 15, 1996 (filed as Exhibit 10.8.1 to the Company's Form 10-K filed October 16, 1997).

10.5.2     Assignment and Assumption of Lease between Penril and the Company dated as of November 18, 1996 (filed as
           Exhibit 10.8.2 to the Company's Form 10-K filed October 16, 1997).

10.6       The Company's Amended and Restated 1996 Long-Term Incentive Plan (filed as Exhibit 10.9 to the Company's Form
           10-K filed October 16, 1997).

10.7       Form of Option Agreement for the grant of non-qualified options under the Amended and Restated 1996 Long-Term
           Incentive Plan (filed as Exhibit 10.10 to the Company's Form 10-K filed October 16, 1997).


10.8       The Company's Amended and Restated 1996 Non-Employee Directors' Stock Option Plan (filed as Exhibit 10.11 to the Company's Form 10-K filed October 16, 1997).

10.9       Form of Option Agreement for the grant of options under the Amended and Restated 1996 Non-Employee Directors'
           Stock Option Plan (filed as Exhibit 10.12 to the Company's Form 10-K filed October 16, 1997).

10.10      2290 Remote Access Gateway ("Hawk") Technology Transfer Agreement dated as of May 2, 1997 between the Company and Paradyne Corporation (filed as Exhibit 10.13 to the Company's Form 10-K filed October 16, 1997).

10.11      Stock Purchase Agreement dated as of May 2, 1997 between the Company and Paradyne Corporation, and First
           Amendment thereto dated September, 1997 (filed as Exhibit 10.14 to the Company's Form 10-K filed October 16,
           1997).

10.12      Employment Agreement dated as of November 18, 1996 between the Company and Ronald Howard (filed as Exhibit
           10.15 to the Company's Form 10-K filed October 16, 1997).

10.13      Manufacturing Agreement dated as of March 1, 1997 between the Company and Hibbing Electronics Corporation
           (filed as Exhibit 10.16 to the Company's Form 10-K filed October 16, 1997).

10.14      Form of Employment Agreement between the Company and Ronald Howard (filed as Exhibit 10.14 to the Company's registration statement on Form S-4, as amended, (Commission File Number 333-37993)).

10.15      Form of Employment Agreement between the Company and Dennis Hayes (filed as Exhibit 10.15 to the Company's registration statement on Form S-4, as amended, (Commission File Number 333-37993)).

10.16      Employment Agreement between the Company and P.K. Chan dated October 7, 1996, as amended.

10.17      Employment Agreement between the Company and Keith Mintzer dated December 20, 1996.

10.18      Employment Agreement between the Company and James A. Jones dated October 31, 1997.

10.19      Agreement between the Company and EMI Holding Corp., dated November 13, 1996, as amended on January 6, 1997,
           February 26, 1997 and April 17, 1997 (filed as Exhibit 10.17 to the Company's Form 10-K filed October 16,
           1997).

10.20      Hayes Stock Option Plan (filed as Exhibit 10.17 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.21      First Amendment to Hayes Stock Option Plan (filed as Exhibit 10.18 to the Company's registration statement on
           Form S-4, as amended (Commission File Number 333-37993)).

10.22      Declaration of Amendment to Hayes Stock Option Plan.

10.23      Forms of Hayes Stock Option Agreements, as amended (filed as Exhibit 10.19 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.24      Loan and Security Agreement between the Company and Foothill Capital Corp. dated October 2, 1997 (filed as
           Exhibit 10.20 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-
           37993)).


10.25      Shareholders' Agreement dated July 29, 1997, by and among Dennis C. Hayes, Ronald A. Howard, Access Beyond,
           Inc. and Hayes Microcomputer Products, Inc.

10.26      Agreement and Plan of Merger dated April 16, 1996, by and among Hayes Microcomputer Products, Inc., Dennis C.
           Hayes and certain investors.

10.27      Shareholders' Agreement dated April 16, 1996, by and among Dennis C. Hayes, Hayes Microcomputer Products,
           Inc. and certain investors.

10.28      Amended and Restated Employment Agreement dated April 16, 1996 by and between Dennis C. Hayes and Hayes
           Microcomputer Products, Inc.

10.29      Indemnification Agreement dated April 12, 1996 by and between Hayes Microcomputer Products, Inc., Rinzai
           Limited, Dennis C. Hayes and certain investors.

10.30      Voting Trust Agreement dated April 16, 1996 by and between Dennis C. Hayes, Hayes Microcomputer Products,
           Inc. and G. Donald Johnson.

10.31      Convertible Subordinated Promissory Note dated April 16, 1996 issued in the amount of $3,450,000 to Rinzai
           Limited.

10.32      Convertible Subordinated Promissory Note dated April 16, 1996 issued in the amount of $1,000,000 to Kaifa
           Technology (H.K.) Limited.

10.33      Convertible Subordinated Promissory Note dated April 16, 1996 issued in the amount of $500,000 to Rolling
           Profit Holdings Limited.

10.34      Convertible Subordinated Promissory Note dated April 16, 1996 issued in the amount of $450,000 to Lao Hotel
           (H.K.) Limited.

10.35      Convertible Subordinated Promissory Note dated April 16, 1996 issued in the amount of $300,000 to S.P. Quek
           Investments, Ltd.

10.36      Convertible Subordinated Promissory Note dated April 16, 1996 issued in the amount of $300,000 to Saliendra
           Pte. Ltd.

10.37      Warrant Plan dated April 11, 1996.

10.38      Warrant dated April 16, 1996 for Chiang Lam.

10.39      Warrant dated April 16, 1996 for Mina Hayes.

10.40      Lease Agreement dated July 27, 1990, between Hayes Microcomputer Products, Inc. and Peachtree Crossings
           Business Park Associates regarding property located at 5923 Peachtree Industrial Boulevard, Norcross, Georgia
           30092, as amended.

10.41      Lease Agreement dated July 27, 1990, between Hayes Microcomputer Products, Inc. and Peachtree Crossings
           Business Park Associates regarding property located at 5953 Peachtree Industrial Boulevard, Norcross, Georgia
           30092, as amended.

10.42      Lease Agreement dated July 27, 1990, between Hayes Microcomputer Products, Inc. and Peachtree Crossings
           Business Park Associates regarding property located at 5804 Peachtree Corners East, Norcross, Georgia 30092,
           as amended.


10.43      Lease Agreement dated August 13, 1993, between Hayes Microcomputer Products, Inc. and Peachtree Crossings
           Business Park Associates regarding property located at 5854 Peachtree Corners East, Norcross, Georgia 30092,
           as amended.

10.44      Form of Distribution Agreement between the Company and Penril DataComm Networks, Inc. (filed as Exhibit 2.1 to the Company's registration statement on Form S-1, as amended (Commission File Number 333-10741).

10.45      Plan and Agreement of Merger dated as of June 16, 1996, as amended August 5, 1996, among Penril, Bay
           Networks, Inc. ("Bay") and Beta Acquisition Corp. (filed as Exhibit 2.2 to the Company's registration statement on Form S-1, as amended (Commission File Number 333-10741).

10.46      Agreement and Plan of Reorganization between the Company and Hayes Microcomputer Products, Inc. dated July
           29, 1997 (filed as Exhibit 10.1 to the Company's Form 8-K filed August 7, 1997).

10.47      First Amendment to the Agreement and Plan of Reorganization, dated as of November 7, 1997 (filed as Exhibit
           2.3.2 to the Company's registration statement on Form S-4 (Commission File Number 333-37993)).

10.48      Second Amendment to the Agreement and Plan of Reorganization, dated as of November 21, 1997 (filed as Exhibit
           2.3.3 to the Company's registration statement on Form S-4 (Commission File Number 333-37993)).

10.49      Voting Agreement dated July 29, 1997 between the Company and Chestnut Capital Limited Partnership (filed as
           Exhibit 4.1.1 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-
           37993)).

10.50      Voting Agreement dated July 29, 1997 between the Company and Rinzai Limited (filed as Exhibit 4.1.2 to the
           Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.51      Voting Agreement dated July 29, 1997 between the Company and Vulcan Ventures Incorporated (filed as Exhibit
           4.1.3 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.52      Affiliate Agreement dated July 29, 1997 between the Company and Kaifa Technology (H.K.) Limited (filed as
           Exhibit 4.2.1 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-
           37993)).

10.53      Affiliate Agreement dated July 29, 1997 between the Company and Rinzai Limited (filed as Exhibit 4.2.2 to the
           Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.54      Affiliate Agreement dated July 29, 1997 between the Company and Chestnut Limited Partnership (filed as
           Exhibit 4.2.3 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-
           37993)).

10.55      Affiliate Agreement dated July 29, 1997 between the Company and S. P. Quek Investments Pte Ltd. (filed as
           Exhibit 4.2.4 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-
           37993)).

10.56      Affiliate Agreement dated July 29, 1997 between the Company and Dennis Hayes (filed as Exhibit 4.2.5 to the
           Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).


10.57      Market Standoff Agreement dated July 29, 1997 between the Company and Kaifa Technology (H.K.) Limited (filed as Exhibit 4.3.1 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-
           37993)).

10.58      Market Standoff Agreement dated July 29, 1997 between the Company and Rinzai Limited (filed as Exhibit 4.3.2 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.59      Market Standoff Agreement dated July 29, 1997 between the Company and S.P. Quek Investments Pte Ltd. (filed as Exhibit 4.3.3 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-
           37993)).

10.60      Market Standoff Agreement dated July 29, 1997 between the Company and Rolling Profits Holdings Limited (filed as Exhibit 4.3.4 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-
           37993)).

10.61      Market Standoff Agreement dated July 29, 1997 between the Company and Saliendra Pte Ltd. (filed as Exhibit
           4.3.5 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.62      Market Standoff Agreement dated July 29, 1997 between the Company and Lao Hotel (H.K.) Limited (filed as
           Exhibit 4.3.6 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-
           37993)).

10.63      Market Standoff Agreement dated July 29, 1997 between the Company and Dennis Hayes (filed as Exhibit 4.3.7 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.64      Preferred Stock Investment Agreement dated as of November 10, 1997 between the Company and certain investors
           (filed as Exhibit 4.1 to the Company's Form 8-K filed November 17, 1997).

10.65      Registration Rights Agreement dated as of November 10, 1997 between the Company and certain investors (filed as Exhibit 4.2 to the Company's Form 8-K filed November 17, 1997).

10.66      Loan and Security Agreement between the Company and the CIT Group/Credit Finance, Inc. ("CIT") dated December
           21, 1995.

10.67      First Amendment to Loan and Security Agreement between the Company and CIT dated April 16, 1996.

10.68      First Amendment to Conditions Precedent Rider between the Company and CIT dated April 16, 1996.

10.69      Second Amendment to Loan and Security Agreement between the Company and CIT dated October 15, 1996.

10.70      Third Amendment to Loan and Security Agreement between the Company and CIT dated January 1, 1997.

10.71      Fourth Amendment to Loan and Security Agreement between the Company and CIT dated December 29, 1997.

10.72      Guaranty of Hayes Corporation dated January 2, 1998.

10.73      Security Agreement of Hayes Corporation dated January 2, 1998.


10.74      Agreement and Plan of Merger between Hayes Microcomputer Products, Inc. and Cardinal Technologies, Inc.,
           Vulcan Ventures Incorporated and Hayes Merger Sub., Inc. dated April 11, 1997.

10.75      Preferred Stock Purchase Agreement dated April 11, 1997 between the Hayes Microcomputer Products, Inc. and
           Vulcan Ventures Incorporated.

21.        List of subsidiaries of the Company.

23.        Report of independent public accountants.

25.        Power of attorney (included as part of signature page).

27.        Financial Data Schedule (for SEC use only).

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on April 2, 1998.

                                                 HAYES CORPORATION

                                     By:      /s/ Dennis C. Hayes
                                              ----------------------------------
                                                  Dennis C. Hayes
                                                  Chairman


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis C. Hayes and Ronald A. Howard, or either of them, with each the power of substitution, his or her attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute, may do or choose to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1994,this Report has been signed by the following persons in the capacities and on the dates indicated:


    Signature                                    Title                                    Date
    ---------                                    -----                                    ----
  /s/ Dennis C. Hayes                      Chairman and Director                     April 2, 1998
  --------------------------------
  Dennis C. Hayes

  /s/ Ronald A. Howard                     Chief Executive Officer                   April 2, 1998
  --------------------------------         (Principal Executive Officer),
  Ronald A. Howard                         Vice Chairman and Director


  /s/ James Jones                          Vice President & Chief Financial          April 2, 1998
  -------------------------------          Officer
  James Jones                              (Principal Financial and Accounting
                                           Officer)

  /s/ P.K. Chan                            President, Chief Operating                April 2, 1998
  --------------------------------         Officer and Director
  P.K. Chan

  /s/ Barbara Perrier Dreyer               Director                                  April 2, 1998
  --------------------------------
  Barbara Perrier Dreyer

  /s/ Chiang Lam                           Director                                  April 2, 1998
  --------------------------------
  Chiang Lam

  /s/ S.P. Quek                            Director                                  April 2, 1998
  --------------------------------
  S.P. Quek

  /s/ M.C. Tam                             Director                                  April 2, 1998
  --------------------------------
  M.C. Tam


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Hayes Corporation and Subsidiaries

  We have audited the accompanying consolidated balance sheets of Hayes Corporation and subsidiaries as of December 31, 1996 and January 3, 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended September 30, 1995, the three months ended December 31, 1995, and the years ended December 31, 1996 and January 3, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hayes Corporation and subsidiaries as of December 31, 1996 and January 3, 1998 the results of their operations and their cash flows for the year ended September 30, 1995, the three months ended December 31, 1995, and the years ended December 31, 1996 and January 3, 1998 in conformity with generally accepted accounting principles.

                                                        COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
February 25, 1998

                       HAYES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                                            DECEMBER 31,    JANUARY 3,
                                                                      1996           1998
                                                                  -----------     ----------
Current assets:
  Cash and cash equivalents ..................................      $   5,687      $  15,240
  Restricted cash ............................................            594            530
  Accounts receivable, less allowance for doubtful
    accounts and product returns of $8,115 in 1996
     and $4,241 in 1997.......................................         16,060         36,706
  Receivables from related parties ...........................          6,828          2,705
  Inventories, net ...........................................         25,422         32,250
  Prepaid expenses and other current assets ..................          4,453          1,890
                                                                    ---------      ---------
          Total current assets ...............................         59,044         89,321
Property and equipment, net ..................................          7,387          9,436
Computer software costs, net .................................            307            623
Intangibles and other long-term assets, net ..................          2,477         15,948
                                                                    ---------      ---------
         Total assets ........................................      $  69,215      $ 115,328
                                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current debt ...............................................      $  13,973      $  11,363
  Accounts payable ...........................................         10,414         23,462
  Amounts due to related parties .............................          6,918         15,029
  Accrued liabilities ........................................         23,221         30,561
  Income taxes payable .......................................            864            295
                                                                    ---------      ---------
          Total current liabilities ..........................         55,390         80,710
Long-term debt, less current .................................          6,881            580
Other long-term liabilities ..................................          1,203
                                                                    ---------      ---------
          Total liabilities ..................................         63,474         81,290

Redeemable preferred stock, Series A, no par value,
  authorized 405,977 shares; issued and outstanding
  405,977 at January 3, 1998 .................................                         5,455
6% Cumulative Preferred Stock ................................                        47,459

Stockholders' equity (deficit):
  Common stock, $.01 par value; authorized 100,000,000
     shares; issued and outstanding 1,663,917 shares
     at December 31, 1996 and 19,497,882 shares
     at January 3, 1998 ......................................             16            193
  Preferred stock no par value, authorized
     10,000,000 shares; issued and outstanding 4,900,000
     shares at December 31, 1996 .............................         35,000
  Paid-in capital.............................................                        92,279
  Accumulated deficit ........................................        (30,278)      (111,401)
  Foreign currency translation adjustment ....................          1,003             53
                                                                    ---------      ---------
     Total stockholders' equity (deficit) ....................          5,741        (18,876)
                                                                    ---------      ---------
          Total liabilities and stockholders' equity (deficit)      $  69,215      $ 115,328
                                                                    =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

                       HAYES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      THREE MONTHS
                                      YEAR ENDED          ENDED        YEAR ENDED     YEAR ENDED
                                     SEPTEMBER 30,     DECEMBER 31,    DECEMBER 31,   JANUARY 3,
                                         1995             1995             1996         1998
                                      ----------      ------------    ------------   ------------
Net sales ......................      $  269,155      $   70,111      $ 257,452      $  199,612
Cost of sales ..................         204,787          51,765        195,918         154,799
                                      ----------      ----------      ---------      ----------
     Gross profit ..............          64,368          18,346         61,534          44,813
                                      ----------      ----------      ---------      ----------
Operating expenses:
  Sales and marketing ..........          33,364           8,867         42,757          37,405
  General and administrative ...          22,223           5,100         18,970          18,897
  Research and development .....          10,713           2,281          9,640          11,788
  Write-off of intangibles .....           5,907
  Restructuring charges ........                                          3,600           5,840
  Purchased in-process
   research and development ....                                                         54,990
                                       ---------      ----------      ---------      ----------
Total operating expense ........          72,207          16,248         74,967         128,920
                                       ---------      ----------      ---------      ----------
Operating (loss) income ........          (7,839)          2,098        (13,433)        (84,107)
Interest expense, net ..........          (6,605)         (1,807)        (5,056)         (4,478)
Gain on sale of investment .....                                            666           4,092
Gain on sale of land ...........                                          8,153
Other income (expense), net ....           4,155             (24)         2,279           3,366
                                       ----------     ----------      ---------      ----------
     (Loss) income before
       reorganization expense
       and income tax expense
       (benefit) ...............         (10,289)            267         (7,391)        (81,127)
Reorganization expense .........           5,026           4,301          5,378
                                      ----------      ----------      ---------      ----------
     Loss before income tax
       expense (benefit) .......         (15,315)         (4,034)       (12,769)        (81,127)
Income tax expense (benefit) ...            (932)            603            385              (4)
                                      ----------      ----------      ---------      ----------
     Net loss ..................         (14,383)         (4,637)       (13,154)        (81,123)
                                      ----------      ----------      ---------      ----------
Preferred stock dividend........                                                          3,483
Loss applicable to common ......
     shareholders ..............      $  (14,383)     $   (4,637)     $ (13,154)     $  (84,606)
Basic and diluted loss per share      $    (1.66)     $    (0.53)     $   (1.63)     $   (10.80)
                                      ==========      ==========      =========      ==========
Weighted average number
     of common shares
     outstanding ...............           8,687           8,687          8,061           7,825

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       HAYES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                   COMMON STOCK (1)        PREFERRED STOCK
                                                 ---------------------     ----------------     PAID-IN
                                                 SHARES         AMOUNT     SHARES    AMOUNT     CAPITAL
                                                 ------         ------     ------    ------    ---------
Balance September 30, 1994.............           1,849           $18                           $    614
  Net loss.............................
  Foreign currency translation.........
  Unrealized gain on securities
    held for sale......................
                                                 ------         -----                           --------
Balance September 30, 1995.............           1,849            18                                614
  Net loss.............................
  Foreign currency translation ........
  Unrealized gain on securities
    held for sale .....................
                                                 ------         -----                           --------
Balance December 30, 1995 .............           1,849            18                                614
  Net loss ............................
  Stock repurchased and retired........            (185)           (2)                              (614)
  Preferred stock issued...............                                    4,900     35,000
  Foreign currency translation.........
  Unrealized gain on securities
    held for sale .....................
                                                 ------         -----    -------   --------     --------
Balance December 31, 1996 .............           1,664            16      4,900     35,000
  Net loss.............................
  Repurchase of stock..................                            (1)                                (2)
  Foreign currency translation.........
 Preferred stock conversion............           7,561            76     (4,900)   (35,000)      34,924
 Assumed issuance of common
      stock in connection with
      acquisition......................          10,273           102                             60,840
  Beneficial conversion feature,
      preferred stock..................                                                           (3,483)
                                                 ------         -----    -------   --------     --------
 Balance January 3, 1998...............          19,498         $ 193              $            $ 92,279
                                                 ======         =====    =======   ========     ========

                                                             FOREIGN      UNREALIZED       TOTAL
                                             ACCUMULATED     CURRENCY      GAIN ON     STOCKHOLDERS'
                                             EARNINGS       TRANSLATION   MARKETABLE      EQUITY
                                              (DEFICIT)     ADJUSTMENT    SECURITIES     (DEFICIT)
                                             -----------    -----------   ----------   -------------
Balance September 30, 1994.............    $   14,758       $  506                        $ 15,896
  Net loss.............................       (14,383)                                     (14,383)
  Foreign currency translation.........                        (96)                            (96)
  Unrealized gain on securities
    held for sale......................                                      $266              266
                                           ----------       ------           ----         --------
Balance September 30, 1995.............           375          410            266            1,683
  Net loss.............................        (4,637)                                      (4,637)
  Foreign currency translation.........                       (102)                           (102)
  Unrealized gain on securities
    held for sale......................                                        44               44
                                           ----------       ------           ----         --------
Balance December 30, 1995..............        (4,262)         308            310           (3,012)
  Net loss.............................       (13,154)                                     (13,154)
  Stock repurchased and retired........       (12,862)                                     (13,478)
  Preferred stock issued...............                                                     35,000
  Foreign currency translation.........                        695                             695
  Unrealized gain on securities
    held for sale .....................                                      (310)            (310)
                                           ----------       ------           ----         --------
Balance December 31, 1996 .............       (30,278)       1,003                           5,741
  Net loss.............................       (81,123)                                     (81,123)
  Repurchase of stock..................                                                         (3)
  Foreign currency translation.........                       (950)                           (950)
 Preferred stock conversion............
 Assumed issuance of common
      stock in connection with
      acquisition .....................                                                     60,942
  Beneficial conversion feature,
      preferred stock .................                                                     (3,483)
                                           ----------       ------           ----         --------
 Balance January 3, 1998...............    $ (111,401)      $   53                        $(18,876)
                                           ==========       ======           ====         ========






(1) Retroactively adjusted to reflect the effect of a one for three reverse common stock split effected February 25, 1998 and a one for 3.078 reverse common stock split effected April 16, 1996.





       The accompanying notes are an integral part of these consolidated financial statements.

                      HAYES CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 THREE
                                                                                 MONTHS
                                                              YEAR ENDED          ENDED           YEAR ENDED      YEAR ENDED
   (IN THOUSANDS)                                            SEPTEMBER 30,     DECEMBER 31,       DECEMBER 31,    JANUARY 3,
                                                                 1995             1995               1996            1998
                                                              ------------     ------------       ------------    -----------
  Cash flows from operating activities:
    Net loss  .........................................        $(14,383)          $(4,637)          $(13,154)       $(81,123)
                                                               --------           -------           --------        --------
    Purchased in-process research and
       development  ...................................                                                               54,990
    Adjustments to reconcile net loss
      to net cash provided by
      (used in) operating activities:
      Depreciation and amortization ...................           5,989             1,301              4,729           6,019
      Amortization and write-off of
        intangibles ...................................           5,543                                   70             461
      Provision for doubtful accounts
        receivable  ...................................           2,390               (20)               345             389
      Provision for inventory write-downs .............          12,727               575              5,440           2,290
      Gain on sale of investment  .....................                                                 (666)         (4,092)
      Gain on sale of land  ...........................                                               (8,153)
      Changes in assets and liabilities, net
        of effects of acquisition:
        Accounts receivable ...........................         (11,513)            6,079              4,256         (10,557)
        Inventories ...................................           3,541              (161)             7,442           3,118
        Prepaid expenses and other current
          assets  .....................................           1,043               (14)            (1,338)          1,722
        Accounts payable  .............................         (47,850)            1,057              6,107           1,117
        Amounts due to related parties.................                                                6,496           8,111
        Accrued liabilities ...........................           8,441             7,605            (10,464)           (948)
        Income taxes payable  .........................                                                                 (569)
        Liabilities subject to compromise..............          33,275             3,147            (44,581)
        Other long-term liabilities ...................           2,310                 3              2,394          (1,187)
                                                               --------           -------           --------        --------
          Total adjustments ...........................          15,896            19,572            (27,923)         60,864
                                                               --------           -------           --------        --------
          Net cash provided by (used in)
            operating activities  .....................           1,513            14,935            (41,077)        (20,259)
                                                               --------           -------           --------        --------
  Cash flows from investing activities:
    Capital expenditures  .............................          (1,805)             (453)            (5,028)         (4,079)
    Proceeds from sale of land  .......................                                               14,317
    Access Beyond consideration .......................                                                                 (704)
    Cardinal consideration  ...........................                                                                  (38)
    Proceeds from sale of investment...................                                                  798           4,529
    Proceeds from sale of equipment ...................             759                73                782
    Changes in other long-term assets..................           2,636               189                333             368
    Changes in escrowed and restricted funds  .........          (3,036)             (465)             2,907              64
                                                               --------           -------           --------        --------
          Net cash provided by (used in)
            investing activities  .....................          (1,446)             (656)            14,109             140
                                                               --------           -------           --------        --------
  Cash flows from financing activities:
    Issuance of preferred stock .......................                                               35,000          39,598
    Payments on debt and convertible notes  ...........         (28,685)          (16,318)           (17,915)        (29,475)
    Proceeds from debt  ...............................          26,266                               22,057          15,311
    Issuance of convertible notes .....................                                                6,000           4,000
    Repurchase of stock ...............................                                              (13,478)             (3)
    Payment of debt issuance costs  ...................            (618)             (625)            (2,139)            675
    Other .............................................                                                                  516
                                                               --------           -------           --------        --------
          Net cash provided by (used in)
            financing activities  .....................          (3,037)          (16,943)            29,525          30,622
                                                               --------           -------           --------        --------
  Effect of exchange rate changes on cash .............             (96)             (102)               695            (950)
                                                               --------           -------           --------        --------
  Net increase (decrease) in cash and cash
    equivalents .......................................          (3,066)           (2,766)             3,252           9,553
  Cash and cash equivalents at beginning of
    period  ...........................................           8,267             5,201              2,435           5,687
                                                               --------           -------           --------        --------

  Cash and cash equivalents at end of
    period  ...........................................        $  5,201           $ 2,435           $  5,687        $ 15,240
                                                               --------           -------           --------        --------
  Supplemental information:
    Interest paid .....................................        $  3,221           $ 1,203           $ 11,811        $  4,360
    Income taxes paid .................................              15                 7                658             573

  The accompanying notes are an integral part of these consolidated financial statements.

                       HAYES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS

         Hayes Corporation, along with its wholly owned subsidiaries (collectively, the "Company"), is engaged in the development, production and marketing of telecommunications equipment and software and sells primarily to personal computer and peripheral distributors and resellers.

ACCESS BEYOND, INC. MERGER

         On December 30, 1997 Access Beyond, Inc. ("Access Beyond") and Hayes Microcomputer Products, Inc. ("Hayes Microcomputer") completed a reverse triangular merger (the "Merger") whereby Access Beyond acquired Hayes Microcomputer. Immediately after the Merger, Access Beyond changed its name to Hayes Corporation ("Hayes"). In the Merger, shareholders of Hayes Microcomputer received approximately 79% of the outstanding common stock of Access Beyond, without giving effect to the 6% Cumulative Preferred Sock and the stock warrants and options of the two companies. Since the Hayes Microcomputer shareholders received a substantial majority of the shares of common stock of the newly named Hayes, the transaction was treated as a reverse acquisition by Hayes Microcomputer for accounting purposes. As a result the historical financial statements of Hayes for the periods prior to the merger are those of Hayes Microcomputer rather than those of Access Beyond.

HAYES MICROCOMPUTER REORGANIZATION

         On November 15, 1994, Hayes Microcomputer filed a petition for relief under Chapter 11 of the United States Bankruptcy Code due to its inability to pay its debts on a current basis. Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Debtor continued business as a debtor-in-possession ("DIP").

         Hayes Microcomputer filed amended and restated plans of reorganization, the most recent dated February 9, 1996 (the "Plan"). The Plan was confirmed by the U.S. Bankruptcy Court on March 8, 1996 and became effective on April 16, 1996. From November 1994 through April 1996, Hayes Microcomputer operated as the DIP. The Plan provided for the payment in full of all prepetition creditors on the effective date, plus interest on such creditors' claims, except where such creditors have agreed to accept payments over a period of time. Funding of the plan was provided through three major sources. First, pursuant to an agreement and plan of merger dated April 12, 1996 (the "Agreement") and entered into by and between Rinzai Limited ("ACMA"), Kaifa Technology (H.K.) Limited, Rolling Profit Holdings, Ltd., Lao Hotel (H.K.), Limited, Saliendra Pte Ltd., and S.P. Quek Investments Pte. Ltd. (collectively, the "Investors"), certain subsidiaries were created by the investors which collectively contributed $35.0 million and merged with Hayes Microcomputer. The Investors received preferred stock representing a 49 percent voting interest in Hayes Microcomputer. Second, Hayes Microcomputer entered into an agreement with The CIT Group/Credit Finance, Inc. ("CIT") to borrow up to a total of $64.5 million through three separate debt instruments collateralized by Hayes Microcomputer's intellectual property, certain equipment, and accounts receivable and inventory balances. Third, pursuant to the Plan, Hayes Microcomputer sold certain parcels of real property. On October 9, 1997 Hayes Microcomputer received the final decree bringing its Chapter 11 case to a close.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The consolidated financial statements include the accounts of Hayes and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company's investments in 20 to 50 percent owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Accordingly, the Company's share of the earnings of these companies and any realized gains and losses are included in the consolidated statements of operations. Investments in other companies are carried at cost. The cost of securities sold is based on the specific identification method.

         Effective January 3, 1998, the Company changed its year-end to the Saturday closest to December 31. Separate financial information for the three day transition period is not provided since there was no activity. During 1996, the Company changed its year-end from September 30 to December 31. Certain reclassifications have been made to prior period financial statements in order to conform to the 1997 presentation.


Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


Cash and Cash Equivalents and Restricted Cash

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash at January 3, 1998 related to funds escrowed for letters of credit and at December 31, 1996 related to Bankruptcy Court mandated escrowed funds.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and include labor and related manufacturing overhead. Market with respect to raw materials is replacement cost and for work in process and finished goods is net realizable value. Inventories are presented net of reserves for obsolescence.

Property and Equipment

         Property and equipment, including certain equipment acquired under capital leases, are stated at cost less accumulated depreciation and amortization. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful life of the assets (three to five years). Leasehold improvements are depreciated over the shorter of the lease term or useful life and assets acquired under capital leases are amortized over the term of the underlying lease.

         Maintenance and repairs are charged to expense as incurred. Upon sale, retirement or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in the consolidated statements of operations.

Computer Software Costs

         In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company capitalizes costs incurred for the development of computer software to be sold. Costs are capitalized upon the establishment of technical feasibility of the product. Capitalized costs are being amortized based on current and future projected revenues for each product with an annual minimum equal to the straight-line amortization over the five year estimated economic useful life of the product.

Intangibles and Other Long-Term Assets

         The Company evaluates the recoverability of all long-lived assets including related intangible assets and goodwill based upon a comparison of discounted estimated future cash flows from the related operations with the then corresponding carrying values of those assets.

         Intangible assets consist principally of purchased software and goodwill which is being amortized using the straight-line method over five years and five to ten years, respectively. Accumulated amortization was $12.2 million and $4.7 million at December 31, 1996 and at January 3, 1998, respectively.

Revenue Recognition

         The Company's policy is to record revenue upon shipment of related goods to customers. Sales to certain distributors are under terms which allow for those distributors to receive price protection based on future price reductions. Some sales made to distributors allow limited rights of return. The Company provides an allowance for returns and price reductions based on historical experience.

Income Taxes

         Income taxes have been provided using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax liabilities and assets are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The differences are primarily attributable to reserves on inventory, accounts receivable, net operating loss carry forwards and reserves for warranty claims. Future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. The effect of a change in the valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years would be included in income in that period.

Advertising

         All advertising costs are expensed when incurred. Advertising expenses were approximately $9.9 million, $3.4 million, $18.0 million and $15.2 million for the years ended September 30, 1995, the three months ended December 31, 1995, and the years ended December 31, 1996 and January 3, 1998, respectively.

Foreign Currency Translation

         The financial statements of subsidiaries of the Company outside the United States are measured using the local currency as the functional currency. Translation adjustments result from the process of translating those subsidiaries' financial statements from functional currency into U.S. dollars. Translation adjustments are reported separately and accumulated in a separate component of equity. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at monthly weighted average rates.

Future Adoption of Recently Issued Accounting Standards

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") and No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. These standards are effective for periods beginning after December 15, 1997.

         The Company believes that the impact of these standards, when adopted, will not have a material impact on the Company's consolidated financial statements.

3.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash Equivalents

         The Company estimates that the fair value of cash equivalents approximates carrying value due to the relatively short maturity of these instruments.

Notes Payable

         The Company estimates that the fair value of notes payable approximates carrying value based upon its effective current borrowing rate for issuance of debt with similar terms and remaining maturities.

Preferred Stock

         The Company estimates that the fair value of its preferred stocks approximate carrying value based upon their current dividend rates, terms and valuation of certain beneficial conversion features.

4.  SUPPLEMENTAL BALANCE SHEET INFORMATION

   Inventories, net of reserves, consist of:


                                                                  DECEMBER 31,   JANUARY 3,
                                                                     1996           1998
                                                                  -----------    ----------
                                                                       (IN THOUSANDS)
                     Raw materials ...........................      $ 9,199       $12,047
                     Work in process .........................        4,728         5,205
                     Finished goods  .........................       11,495        14,998
                                                                    -------       -------
                                                                    $25,422       $32,250
                                                                    =======       =======

   Property and equipment consists of:


                                                                      DECEMBER 31,      JANUARY 3,
                                                                         1996              1998
                                                                      ------------      ----------
                                                                             (IN THOUSANDS)
          Machinery and equipment  .......................               $ 19,735       $ 18,739
          Data processing equipment  .....................                 15,069         16,225
          Furniture and fixtures .........................                  6,662          7,500
          Leasehold improvements .........................                  4,738          4,439
          Construction in progress .......................                    448          1,910
                                                                         --------       --------
                                                                           46,652         48,813
          Less accumulated depreciation and amortization                  (39,265)       (39,377)
                                                                         --------       --------
                                                                         $  7,387       $  9,436
                                                                         ========       ========

      Accrued liabilities consist of:



                                                    DECEMBER 31,     JANUARY 3,
                                                        1996            1998
                                                    -----------      ----------
                                                         (IN THOUSANDS)
            Accounts payable  ....................    $ 8,444         $ 8,004
            Payroll and benefits  ................      2,643           3,195
            Vendor obligations  ..................      2,348           2,049
            Restructuring ........................      2,058           6,198
            Professional fees ....................        333           3,897
            Promotional and marketing ............      1,497           1,518
            Other ................................      5,898           5,700
                                                      -------         -------
                                                      $23,221         $30,561
                                                      =======         =======


5.  WRITE-OFF OF INTANGIBLES

  In accordance with the Company's policy, management assessed the value of the goodwill that was recorded as a result of the July 1989 acquisition of Practical Peripherals, Inc., a computer products manufacturer with operations in Thousand Oaks, California. As a result of changes in events and circumstances related to the business, management determined that the goodwill should be reduced significantly given the expected value that would be derived from these intangible assets in the future. The Company recorded a charge to write-off goodwill totaling $5.5 million in the year ended September 30, 1995.

6. RESTRUCTURING

1996

         In September 1996, the Company announced the closure of its Thousand Oaks, California operations. During the year ended December 31, 1996, the Company recorded a restructuring charge of $3.6 million related to exiting these operations. The restructuring charge consists of the following items:

                                               (IN THOUSANDS)
 Lease obligation  .........................      $1,700
 Employee severance  .......................         965
 Equipment disposals .......................         705
 Other .....................................         230
                                                  ------
                                                  $3,600
                                                  ======

         At December 31, 1996, the remaining restructuring reserve totaled $3.3 million of which $2.1 million is included in accrued liabilities and $1.2 million is included in other long-term liabilities. In addition, cost of sales for the year ended December 31, 1996 includes $2.4 million of additional inventory obsolescence charges associated with the termination of products produced at the Thousand Oaks facility and the resulting disposal of excess inventory. At January 3, 1998, the remaining restructuring reserve totaled $.5 million of which $.1 million is included in accrued liabilities and $.4 million is included in long-term debt.

1997

         In December 1997, Hayes Microcomputer implemented a restructuring program in preparation for the Merger. In addition to the charge for the $1.4 million CIT unamortized facility fee, the restructuring program included the following items:

                                                  (IN THOUSANDS)
 Lease obligation  ...........................       $1,786
 Employee severance  .........................        1,813
 Equipment disposals .........................          539
 Other .......................................        1,702
                                                     ------
                                                     $5,840
                                                     ======

        At January 3, 1998, the remaining restructuring reserve totaled $3.5 million and is included in accrued liabilities.

7.  DEBT

   Debt consists of the following:


                                                                     DECEMBER  31,          JANUARY 3,
                                                                         1996                  1998
                                                                     -------------          ----------
                                                                               (IN THOUSANDS)
 CIT line of credit...................................                 $   6,035            $ 10,381
 CIT term loan "A," due April 1, 2002.................                     1,802                 693
 CIT term loan "B," due April 1, 2002.................                     6,667
 Convertible notes from Investors.....................                     6,000
 Other................................................                       350                 869
                                                                       ---------            --------
                                                                          20,854              11,943
 Less current maturities..............................                   (13,973)            (11,363)
                                                                       ---------            --------
 Total long-term debt.................................                 $   6,881            $    580
                                                                       =========            ========


         On April 16, 1996, the Company entered into two term loans and a revolving loan facility (the "Line of Credit") with CIT which provide for maximum borrowings of $64.5 million. The Line of Credit provides for financing based on eligible accounts receivable and inventory, as defined in the agreement, and expires April 16, 2000 unless otherwise renewed. The term loans are based on eligible equipment and intangibles. Based on the applicable calculations, the total available borrowings under the term loans and the Line of

Credit are approximately $15.9 million as of January 3, 1998. The term loans and the Line of Credit bear interest at prime plus 1.875 percent (10.375 percent at January 3, 1998). Prior to December 30, 1997 Dennis C. Hayes, Chairman of the Company, had provided to CIT a $5.0 million guarantee of the outstanding Line of Credit. The Line of Credit has covenants requiring minimum levels of tangible net worth and net income, as defined. The Company did not meet the minimum levels at December 31, 1996, therefore the interest rate was raised effective January 1, 1997 and the loan amortization on the term facilities was accelerated effective July 1, 1997.

     The CIT line of credit was replaced on February 20, 1998 by a credit facility with the Commercial Funding Division of NationsCredit ("NationsCredit"). The NationsCredit facility consists of two term loans and a revolving loan facility which provide for maximum borrowings of $42.5 million. The revolving loan provides for financing based upon eligible receivables and inventory. The term loans are based upon appraised values of equipment and intangibles. The term loans and the revolving loans bear interest at prime plus 0.75% (9.25% at February 20, 1998) and expire four years from inception.

     In April 1996, the Company entered into convertible subordinated promissory notes (the "Convertible Notes") totaling $6.0 million with certain investors. The Convertible Notes bore interest at prime plus 1.625 percent and were due on December 31, 1997. The Convertible Notes were paid in full on January 2, 1998.

     During March 1997, the Company issued additional Convertible Notes totaling $4.0 million with certain investors. These Convertible Notes bore interest at prime plus 1.625 percent and were due on December 31, 1997. The Convertible Notes were paid in full on January 2, 1998.

     The Company's weighted average interest rate on short-term borrowings was approximately 9.9% and 10.4% at December 31, 1996 and January 3, 1998, respectively.

     Aggregate maturities of debt, including capitalized lease obligations, for the next five years are as follows:

         (IN THOUSANDS)
 Fiscal year:

 1998  .................          $ 11,363
 1999  .................               390
 2000  .................               134
 2001  .................                56
                                  --------
                                  $ 11,943
                                  ========


8.   INCOME TAXES

     The differences between the federal statutory income tax rate and the Company's effective tax rate were as follows for the year ended September 30, 1995, the three months ended December 31, 1995, and the years ended December 31, 1996 and January 3, 1998:

                                                 SEPTEMBER 30,    DECEMBER 31,     DECEMBER 31,     JANUARY 3,
                                                      1995            1995             1996            1998
                                                 -------------    ------------     ------------     ----------
 Federal statutory rate  ...................            (34.00)%        (34.00)%         (34.00)%       (34.00)%
 State income taxes, net of
   federal benefit .........................             (4.00)          (4.00)           (4.00)         (4.00)
 Purchased in-process research
   and development .........................                                                             25.73
 Amortization and write-off of
   intangibles .............................             13.74                                            0.15
 Taxes on foreign income ...................              3.20           14.95             3.00          (0.01)
 Provision for valuation
   allowance ...............................             29.20           63.74            35.86          11.51
 Equity in foreign subsidiaries
   and foreign sales
   corporation .............................             (0.41)         (19.61)           (3.43)          0.41
 Other, net.................................            (13.82)          (6.13)            5.59           0.21
                                                 -------------    ------------     ------------     ----------
      Total  ...............................             (6.09)%         14.95%            3.02%              %
                                                 =============    ============     ============     ==========


   The provision (benefit) for income taxes is comprised of the following:

                                 SEPTEMBER 30,    DECEMBER 31,   DECEMBER 31,    JANUARY 3,
                                     1995             1995           1996           1998
                                 -------------    ------------   ------------    ----------
(IN THOUSANDS)
 Current:
   Federal .........             $      (1,359)                                  $        2
   Foreign .........                       427    $        603   $        385            (6)
   State ...........
                                 -------------     -----------   ------------    ----------
                                 $        (932)   $        603   $        385    $       (4)
                                 =============     ===========   ============    ===========


Components of deferred income taxes as of December 31, 1996 and January 3, 1998 are as follows:



                                                              DECEMBER 31,               JANUARY 3,
                                                                 1996                       1998
                                                                          (IN THOUSANDS)
 Deferred income tax assets:
   Net operating loss carry forwards ...............          $     12,183               $   36,586
   Inventory obsolescence reserves .................                 2,915                    3,387
   Accrued employee benefits .......................                   519                      630
   Allowance for doubtful accounts and product
     returns .......................................                 3,170                    1,167
   Reserves for warranty claims  ...................                   856                      856
   Accrued advertising .............................                   568                      362
   Accrued reorganization expenses .................                    96                       28
   Other ...........................................                 1,623                    1,101
   Valuation allowance .............................               (21,892)                 (44,117)
                                                              ------------               ----------
      Total deferred tax assets  ...................                    38
 Deferred income tax liabilities:
   Computer software costs .........................                   (38)
                                                              ------------               ----------
      Total deferred tax liabilities ...............                   (38)
                                                              ------------               ----------
Net deferred tax asset  ...........................           $                          $
                                                              ============               ==========

     Due to the Hayes Microcomputer's filing of a voluntary petition for bankruptcy in 1994, subsequent emergence from bankruptcy proceedings in April 1996, and the results of operations for the year ended January 3, 1998, the Company has recorded a valuation allowance equal to the amount of its net deferred tax assets. The loss carry forwards as of January 3, 1998 are subject to annual limitations and will expire from 2010 to 2012.

9.   COMMITMENTS AND CONTINGENCIES

     The Company leases office, plant, and warehouse facilities and certain vehicles and equipment under noncancelable operating leases. As of January 3, 1998, the approximate future minimum lease payments for noncancelable operating leases are as follows:

                         (IN THOUSANDS)
 Fiscal year:

 1998  .............        $ 4,417
 1999  .............          3,268
 2000  .............          1,611
 2001  .............            614
 2002  .............            154
 Thereafter  .......            883
                            -------
                            $10,947
                            =======

     Rental expense was approximately $3.7 million, $1.0 million, $3.9 million and $3.2 million for the year ended September 30, 1995, the three months ended December 31, 1995, the years ended December 31, 1996 and January 3, 1998, respectively.

     There are various litigation proceedings and claims arising in the ordinary course of business. The Company believes it has meritorious defenses and is vigorously defending these matters. The Company believes that the resolution of such contingencies will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

     The Company has employment agreements with certain management personnel with terms from six months to five years.

     The Company has an agreement with a supplier of modem chips, under which the Company committed, under certain circumstances, to purchase a minimum number of modem chips during 1996. The Company did not purchase the required number of modem chips and has accrued a potential estimated penalty due the supplier. The Company and supplier are in negotiations to resolve the matter.

10.  PROFIT SHARING AND 401(K) PLANS

     Prior to October 1, 1994, the Company maintained a separate defined contribution profit-sharing plan (the "Profit-Sharing Plan") covering substantially all of the Company's full-time employees.

     On June 22, 1995, the Company authorized an amendment of the Profit Sharing Plan to allow the Profit-Sharing Plan to be split into separate 401(k) and profit-sharing components, whereby the profit-sharing component was frozen retroactive to October 1, 1994 and all balances immediately vested. The 401(k) component began functioning as a separate plan as of July 1, 1995, and provides for eligibility for substantially all employees after one month of service and vesting of matching contributions ratably over a five-year period. The Company contributed $0.2 million, $0.1 million, $0.3 million and $0.3 million for the year ended September 30, 1995, the three months ended December 31, 1995, and the years ended December 31, 1996 and January 3, 1998, respectively.

     Terminated employees are required to sell their stock to the Profit-Sharing Plan at the appraised value of the stock. Under the terms of the Profit-Sharing Plan, Hayes Microcomputer had the right to repurchase any shares acquired by the Profit-Sharing Plan at their appraised value. Hayes Microcomputer repurchased and retired 76,053 shares for $1.7 million and 652 shares for fourteen thousand dollars in 1996 and 1997, respectively. There were no shares repurchased in 1995.

     As part of the Plan, the Profit-Sharing Plan was amended to provide for a one-time election whereby all active participants could convert all or part of their Hayes Microcomputer stock to cash. In 1996, the Company paid approximately $0.7 million to the Profit-Sharing plan to repurchase and retire 32,197 shares of Hayes Microcomputer common stock.

11.  CAPITAL STRUCTURE

(a) Hayes Microcomputer

Common and Preferred Stock

     The Hayes Microcomputer's Restated Articles of Incorporation authorize the issuance of up to 100,000,000 shares of one cent ($.01) par value common stock. In accordance with the Plan, Hayes Microcomputer effected a 3.078-to-one reverse stock split, which reduced the number of outstanding shares by 10,599,595 shares.

     In fiscal 1996, Hayes Microcomputer authorized a new class of no par value Hayes Microcomputer Series A Preferred Stock consisting of 10,000,000 shares. The board of directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions of such stock, including dividend rights, preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders. In connection with the plan Hayes Microcomputer issued 4,900,000 shares of Hayes Microcomputer Series A Preferred Stock. Such stock had no dividend rights, but did have preference and priority payment rights senior to the Hayes Microcomputer Common Stock. The Hayes Microcomputer Series A Preferred Stock was exchanged for 7,560,576 shares of Hayes Corporation Common Stock in the Merger.

Stock Redemption Agreements

     In 1988, Hayes Microcomputer entered into an agreement with a stockholder whereby Hayes Microcomputer could be required to purchase 1,628,884 shares of common stock at the option of the stockholder at any time after January 1, 1999 through June 2008. In April 1996, in accordance with the Plan, Hayes Microcomputer repurchased all of the common shares held by a stockholder for $11.0 million and subsequently retired these shares. In conjunction with this payment, the shareholder agreement was terminated.

(b) Hayes Corporation

     The Company's Restated Articles of Incorporation authorize the issuance of up to 50,000,000 shares of one cent ($.01) par value common stock and up to 10,000,000 shares of preferred stock.

     On February 25, 1998 the Company effected a one for three reverse stock split. The financial statements have been adjusted to reflect the effect of such reverse stock split.

12.  REDEEMABLE PREFERRED STOCKS

     During April 1997, the Company completed an agreement with Vulcan to issue 263,113 shares of Hayes Microcomputer Series B Preferred Stock for $5.5 million which included $45,000 of issuance costs. The preferred stockholders were entitled to receive cumulative compounding dividends at the rate of 10% per annum of the original issue price per share of Hayes Microcomputer Series B Preferred Stock, subject to certain conditions. Hayes Microcomputer Series B dividends had preference and priority payment over Hayes Microcomputer Series A Preferred Stock and Hayes Microcomputer Common Stock. These preferred shares had no voting rights except as required under applicable law or as expressly stated in the agreement relating to the Hayes Microcomputer Series B Preferred Stock. Hayes Microcomputer could be required to redeem these preferred shares by a stated formula at the option of more than 50% of the stockholders at any time after November 1, 1999. The Series B Preferred Stock also was convertible into shares of Hayes Microcomputer Common Stock by a stated formula if Hayes Microcomputer's shares were publicly traded at a stated value per share or in the aggregate or if the Hayes Microcomputer Series B stockholders obtain an affirmative majority vote. In the Merger, the Hayes Microcomputer Series B Preferred Stock was exchanged for Hayes Corporation Series A Preferred Stock which has terms consistent with those of the Hayes Microcomputer Series B Preferred Stock.

     On November 12, 1997 Access Beyond and Hayes Microcomputer executed an agreement to issue $45.0 million of 6% Cumulative Convertible Preferred Stock ("6% Preferred Stock"). Under the preferred stock agreement Access Beyond issued $10.0 million of the 6% Preferred Stock on the same day and Hayes issued $35.0 million on December 31, 1997.

Conversion Rights

     The 6% Preferred Stock is convertible at any time into shares of Common Stock at a conversion price (the "Conversion Price") equal to the lesser of (i) $24.00 per share (the "Fixed Conversion Price") or (ii) 85% of the average closing bid price of Common Stock for the five consecutive trading days prior to the date of any conversion notice (the "Market Value"), subject to adjustment under certain circumstances. If, however, the Company's Common Stock is trading at a price which would result in a Conversion Price of less than $15.00 per share then the number of shares of 6% Preferred Stock which may be converted in any 30 day period is limited to such number of shares of 6% Preferred Stock as have a liquidation preference of not more than 10% of the amount paid for the 6% Preferred Stock. If the Conversion Price is below $15.00 per share, then (i) the first 81.25% of the 6% Preferred Stock for which conversion notices are received from an investor during a 30 day period will be convertible at a Conversion Price equal to 85% of the Market Value and the remaining 18.75% will be convertible at a conversion price equal to 92.5% of the Market Value and (ii) the Company may redeem the 6% Preferred Stock submitted for conversion for cash equal to the liquidation preference divided by 85%. In addition, if the Conversion Price is below $15.00 for more than 5 trading days in any 30 day period, then for the balance of such 30 day period and for the next 30 day period, Market Value will be determined on the basis of the lowest 5 consecutive trading day average closing price during the 15 trading days preceding the conversion notice.


Redemption

     The Company has the right to redeem the 6% Preferred Stock in whole or in part, at any time, and from time to time, by paying an amount equal to the liquidation preference per share divided by 85%. If the Company exercises such redemption option, then it is required to issue to the investors warrants with a strike price equal to the higher of $24.00 or the average closing bid price of the Common Stock during the five trading day period which ends three days before the redemption date. The number of warrants so issued will be equal to 50% of the liquidation preference of the shares of 6% Preferred Stock which are redeemed, divided by such strike price. All shares of 6% Preferred Stock which have not been converted by the fourth anniversary of the Preferred Stock agreement are required to then be converted, subject to extension of such date under certain circumstances.

     Under certain circumstances, including the failure of the Company to maintain a listing on an approved market for its common stock, suspension of trading in its common stock for specified periods, a change of control (as defined in the preferred stock agreements), holders of the 6% Preferred Stock may require the Company to repurchase the 6% Preferred Stock, as defined in the agreement.

Dividends

     The shares of 6% Preferred Stock are entitled to receive cumulative dividends at the rate of 6% per annum, payable in cash, or in Common Stock, or by adding the amount of any dividend to the liquidation preference. No distribution, whether by way of dividend or otherwise, may be declared or paid upon or set apart for any class of security of the Company which is junior to the 6% Preferred Stock if, at such time, any dividends on the 6% Preferred Stock have not been paid or declared and set apart for payment with respect to all preceding periods.

     The terms of the preferred stock agreement which permit the conversion of the 6% Preferred Stock at a discount to market is considered a beneficial conversion feature (the "Beneficial Conversion Feature"). The Beneficial Conversion Feature at the date of issuance of the security was recognized as a dividend to the holders of the security. Based upon the terms of the preferred stock agreement and the market value of the Company's Common Stock, on the date of issue, the Company valued the undiscounted Beneficial Conversion Feature of the 6% Preferred Stock at $3.5 million and recorded a dividend of the same amount on December 31, 1997. The beneficial dividend does not effect the number of 6% Preferred Stock shares outstanding or the number of common shares issuable upon conversions of the 6% Preferred Stock or require any additional payments or compensation to the holders of the 6% Preferred Stock.

13. STOCK-BASED COMPENSATION

(a) Warrants

     In connection with the Plan, Hayes Microcomputer authorized 600,000 warrants to purchase shares at their estimated fair value on the date of grant. Hayes Microcomputer issued 400,000 warrants during April 1996 at an exercise price of $0.714 per share. The warrants were exchanged for 617,190 warrants of Hayes Corporation and became exercisable and fully vested on the date of the Merger. The warrants expire five years from the date of the Merger. The warrants were issued to Directors and are valued and presented as options in the information below.

(b) Hayes Microcomputer

     The Hayes Microcomputer Products, Inc. Stock Option Plan (the "Hayes Microcomputer Plan") was adopted by the Hayes Microcomputer stockholders in June 1996. No options were granted prior to that date. Options granted under the Hayes Microcomputer Plan may be either (i) options intended to qualify as incentive stock options ("ISO's") under Section 422 of the Internal Revenue Code or (ii) non-qualified stock options. None of the options granted in 1996 were intended to qualify as ISO's. The Stock Option Plan allows for three types of grants: Executive, Management, and Performance Grants. Pursuant to the terms of the Merger, the Hayes Microcomputer Plan was frozen and no further options may be granted. In addition, each Hayes Microcomputer option outstanding at the Merger was exchanged for 1.54297 options for Hayes Corporation Common Stock.

     An explanation of each type of grant and a description of the options awarded under each type of grant are as follows:

Executive Grant

     Hayes Microcomputer granted options to purchase shares at exercise prices ranging from $0.462 to $0.648 per share. The options were subject to a vesting schedule and became exercisable at the Merger. The options expire five years after the date of the Merger.

Management Grant

         Hayes Microcomputer granted options to purchase shares at exercise prices ranging from $0.462 to $13.61 per share. The options expire ten years after the date of grant and become exercisable and vest based on a five-year ratable vesting schedule beginning at the date of grant.

Performance Grant

     Hayes Microcomputer granted options to purchase shares at exercise prices ranging from $0.648 to $0.817 per share. Vesting will be determined based on the attainment of specified average share prices as defined in the Stock Option Plan. The average share prices range from $15.68 to $39.19. To the extent share price objectives are not attained, the option shares vest on the ninth anniversary of the grant.

(c)  Access Beyond

Incentive Plan

     The board of directors unanimously adopted and approved the 1996 Incentive Long-Term Option Plan on November 18, 1996, and unanimously adopted the plan as amended and restated, on February 4, 1997 (the "Incentive Plan"). The Incentive Plan was approved by stockholders at a Special Meeting on March 6, 1997. On December 5, 1996, the Company granted 360,000 options to officers and key employees of the Company at an exercise price of $19.875, on February 4, 1997, an additional 25,000 options were granted at an exercise price of $20.25 and on June 4, 1997, an additional 104,667 options were granted at an exercise price of $12.00. All of such options vest at the rate of 30% after one (1) year, 60% after two (2) years and 100% after three (3) years, subject to acceleration in certain circumstances.

Directors' Plan

     The board of directors unanimously adopted and approved the 1996 Non-employee Directors' Stock Option Plan on November 18, 1996, and unanimously adopted the plan, as amended and restated, on February 4, 1997 (the "Directors' Plan"). The Directors' Plan was approved by stockholders at a Special Meeting on March 6, 1997. In accordance with the provisions of the Directors' Plan each non-employee director, or his or her designee (s), was granted 8,333 options ("Options") under the Directors' Plans on November 18, 1996, at the exercise price of $23.2125. Pursuant to the terms of the Directors' Plan, each director is entitled to a grant of 1,667 shares on the fifth business day following the Company's filing of an annual report on Form 10-K. Each non-employee director received a grant of 1,667 shares at an exercise price of $16.875 on October 21, 1997. On December 30 and 31, 1997 the new non-employee directors elected to the board of directors were granted 8,333 options at exercise prices of $12.54 and $12.75. All of such Options vest at the rate of 30% after one (1) year, 60% after two (2) years and 100% after three (3) years, subject to acceleration in certain circumstances, including the occurrence of a transaction such as the Merger.

     As a result of the Merger the options granted on November 18, 1996 and October 21, 1997 immediately vested and must be exercised by March 30, 1998 or such option expires.

     Options historically have been granted based on an amount greater than or equal to the fair value of the shares at the date of grant. If no quoted market price was available, the best estimate of the fair value of the stock was determined by the board of directors.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997: dividend yield of 0%, expected volatility of 72.2%, risk- free interest rate of 5.57%, and an expected term of 4.9 years.

     A summary of the Company's stock option plan activity and related information is as follows:

                                                                                   WEIGHTED-
                                                                                    AVERAGE
                                                                   SHARES        EXERCISE PRICE
                                                                 ----------      --------------
           Options outstanding at December 31, 1996               2,417,841      $        0.545
           Options granted ...............................          560,874      $        2.720
           Converted Access Beyond grants  ...............          309,969      $       19.020
           Options canceled  .............................         (710,930)     $        0.700
                                                                 ----------
           Options outstanding at January 3, 1998  .......        2,577,754      $        3.990
                                                                 ==========
           Weighted average fair value of options granted
             during the year at the share's fair value ...        $   11.35

     The following table summarizes information about the stock options outstanding at January 3, 1998.

                                                         WEIGHTED
                                 NUMBER                  AVERAGE
                               OF OPTIONS               REMAINING
                             OUTSTANDING AT            CONTRACTUAL
        EXERCISE PRICES      JANUARY 3, 1998               LIFE
        ---------------      ---------------           -----------
        $0.46 to $0.82...       2,186,006               7.9  years
        $12.00 to $14.25.         133,080               7.3  years
        $16.88 to $23.21.         258,668               7.6  years


     The Company applies APB Opinion 25 and related interpretations in accounting for its plans. For the fiscal year ended January 3, 1998, $0.2 million of compensation expense was recognized for its stock option plans. Had compensation expense for the Company's stock-based compensation plans been determined under the provisions consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss for the year ended January 3, 1998, would have been the pro forma amounts indicated below (in thousands):

                                NET LOSS     LOSS PER SHARE
                                --------     --------------
         As reported .....      $(84,606)    $       (10.80)
         Pro forma .......      $(85,473)    $       (10.92)

14.  GEOGRAPHIC SEGMENTS

     The Company operates in several geographic areas worldwide. Revenues can be grouped into three primary geographic segments: Domestic including immaterial Canadian amounts, Europe and Asia. Selected financial data by primary geographic area for the periods ended September 30,1995 and December 31, 1995 and 1996 and January 3, 1998 follow:

                                                       TWELVE MONTHS ENDED SEPTEMBER 30, 1995
                                   ------------------------------------------------------------------------
                                                                   (IN THOUSANDS)

                                                                              ADJUSTMENTS
                                                                                  AND
                                   DOMESTIC       EUROPE          ASIA        ELIMINATIONS     CONSOLIDATED
                                   --------       -------       ---------     ------------     ------------
   Sales to unaffiliated
     Customers..................   $228,983       $ 22,893      $  18,315     $     (1,036)    $    269,155
   Operating profit (loss) .....     (7,098)        (1,492)           751                            (7,839)
   Identifiable assets .........     99,919          8,656          7,687          (15,298)         100,964




                                                       THREE MONTHS ENDED DECEMBER 31, 1995
                                   ------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
                                                                              ADJUSTMENTS
                                                                                  AND
                                   DOMESTIC       EUROPE          ASIA        ELIMINATIONS     CONSOLIDATED
                                   --------       -------       ---------     ------------     ------------
    Sales to unaffiliated
      Customers ................   $ 54,409       $ 8,102       $    7,600                     $     70,111
    Operating profit (loss) ....       (445)          852            1,691                            2,098
    Identifiable assets ........     82,944        10,675            6,309    $     (8,232)          91,696


                                                        TWELVE MONTHS ENDED DECEMBER 31, 1996
                                   ------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
                                                                              ADJUSTMENTS
                                                                                  AND
                                   DOMESTIC       EUROPE          ASIA        ELIMINATIONS     CONSOLIDATED
                                   --------       -------       ---------     ------------     ------------
  Sales to unaffiliated
    Customers  ................    $202,001       $24,516       $  38,800     $     (7,865)    $    257,452
  Operating profit (loss)......     (10,118)       (2,536)           (856)              77          (13,433)
  Identifiable assets  ........      69,943         8,824           7,966          (17,518)          69,215


                                                      TWELVE MONTHS ENDED JANUARY 3, 1998
                                   ------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
                                                                              ADJUSTMENTS
                                                                                  AND
                                   DOMESTIC       EUROPE          ASIA        ELIMINATIONS     CONSOLIDATED
                                   --------       -------       ---------     ------------     ------------
  Sales to unaffiliated
  Customers ...................     136,378        25,976          50,471          (13,213)       $ 199,612
  Operating profit (loss) .....     (80,270)       (2,452)         (1,670)             285          (84,107)
  Identifiable assets .........      91,958        12,862          13,871           (3,364)         115,327



     Operating profit (loss) is calculated as total revenue less total operating expenses. In calculating operating profit, none of the following items have been added or deducted: net interest expense, net miscellaneous income, reorganization items, or income taxes. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area, including goodwill.

     The Company generates significant sales outside the United States and is subject to risks generally associated with international operations. The foreign operations of the Company accounted for approximately 15%, 22%, 25% and 38% of the Company's net sales for the year ended September 30,1995, the three months ended December 31, 1995, the years ended December 31, 1996 and January 3, 1998, respectively. Accordingly, the Company's financial results from international operations may be affected by the economic, political, and regulatory climates prevailing in the respective foreign countries and by fluctuations in currency exchange rates.

15.  ACQUISITIONS

(a)  Cardinal Technologies, Inc.

     During April 1997, the Company acquired 100% of the outstanding common stock of Cardinal, a private manufacturer of modems and ISDN adapters, for $2.5 million. The acquisition has been accounted for utilizing the purchase method of accounting. The estimated fair values assigned to the assets and liabilities acquired were as follows:

                                                                         (IN THOUSANDS)
                                                                          ------------
 Total consideration paid (including acquisition costs of
   $595) .........................................................        $      3,095
 Fair value of tangible and identifiable assets acquired..........             (15,350)
 Fair value of liabilities assumed ...............................              17,055
                                                                          ------------
      Estimated goodwill .........................................        $      4,800
                                                                          ============

     Pro forma results of operations of Cardinal from the beginning of the period through the acquisition date are not presented as they are not significant to the Company's consolidated results of operations.

(b)  Access Beyond, Inc.

     On December 30, 1997, Access Beyond completed the Merger with Hayes Microcomputer. In the Merger, Access Beyond issued 15,261,763 shares of Common Stock and 405,977 shares of Series A Preferred Stock, after giving effect to a one for three reverse stock split effected February 25, 1998. The stock issued in the transaction represented 79% of the outstanding stock immediately after the Merger excluding the effect of warrants, stock options, and the 6% Cumulative Convertible Preferred Stock. Immediately following the Merger, the Company changed its name to Hayes Corporation. Since the Hayes Microcomputer shareholders received a substantial majority of the shares of stock of the Company, the transaction is treated as a reverse acquisition of the Company by Hayes Microcomputer for accounting purposes. As a result, the historical financial statements of the surviving company for the periods prior to the Merger are those of Hayes Microcomputer rather than those of Access Beyond.

                                                                           (IN THOUSANDS)
                                                                           --------------
Fair value of stock issued  .............................................  $       62,255
Other acquisition costs .................................................           1,550
Fair value of liabilities assumed .......................................          14,808
Fair value of tangible and identifiable assets acquired .................         (13,622)
Acquired product line technology  .......................................          (4,772)
Acquired in process research and development  ...........................         (54,990)
                                                                           --------------
Estimated goodwill  .....................................................  $        5,229
                                                                           ==============

     Approximately $55.0 million of the total purchase price represented the value of in-process research and development based on an appraisal of the product line that had not yet reached technological feasibility and had no alternative future use. The amount was determined using the income forecast method and was charged to the Company's operations in the fourth quarter.

     The following pro forma results of operations have been prepared as though the Merger had occurred as of the beginning of the periods presented. The pro forma information does not purport to be indicative of the results of operations that would have been attained had the merger been in effect on the dates indicated, nor of future results of operations of the Company.


                                         Year Ended                      Year Ended
                                      December 31, 1996                January 3, 1998
                                      -----------------                ---------------
                                             (In thousands, except per share data)
Statement of Operations Data:
Net revenues.......................   $         278,682                $       211,115
Net loss...........................             (42,463)                      (103,580)
Loss per share.....................               (5.27)                        (13.24)

16. SIGNIFICANT RISKS AND UNCERTAINTIES

     The communications industry is highly competitive and competition is expected to intensify. There are numerous companies competing in various segments of the market in which the Company does business. Competitors include organizations significantly larger and with more development, marketing and financial resources than the Company. The Company's success is dependent on its ability to develop and market products that are innovative, cost-competitive and meet customer expectations.

     The markets for the Company's products are characterized by rapid technological developments resulting in short product life cycles. The market for modems is primarily dependent upon the market for personal computers. From diminished product demand, production over capacity, and resultant accelerated erosion of average selling prices, the Company's business could be materially and adversely affected by industry-wide fluctuations in the personal computer marketplace in the future. The Company's ten largest customers account for approximately 57%, 56%, 73% and 55% of net sales for the year ended September 30, 1995, the three months ended December 31, 1995, the years ended December 31, 1996 and January 3, 1998, respectively. The Company has one customer which accounts for 14% of net sales at January 3, 1998.

     The Company's accounts receivable are concentrated with a limited number of customers. The amounts owed by the largest ten customers represented approximately 55% and 52 % of the total accounts receivable balances as of December 31, 1996 and January 3, 1998, respectively. The Company has one customer which accounts for 17% of accounts receivable as of January 3, 1998.

17.  RELATED PARTY TRANSACTIONS

     As of January 3, 1998, the Company has the following related party transactions:

     The Company has a split-dollar life insurance policy on a shareholder of the Company with the Company as the beneficiary. The split-dollar agreement is included in other long-term assets in the amount of $0.6 million and $0.9 million as of December 31,1996 and January 3, 1998, respectively. The cash surrender value, included in prepaids and other current assets, is $0.3 million as of December 31, 1996 and January 3, 1998.

     A shareholder of the Company had a revolving credit arrangement with the Company stating a maximum draw of $0.3 million. The balance outstanding, included in prepaids and other current assets, is $0.2 million as of December 31,1996. The arrangement was paid in full and terminated in December 1997.

     The Company has manufacturing subcontractor agreements with two of its stockholders. During 1996 and 1997 the Company purchased $44.8 million and $47.4 million respectively, of finished goods from such manufacturers.

     On December 10, 1997, Hayes sold 72,277 shares of common stock of BVRP Software S.A. ("BVRP"), to an affiliate of ACMA Limited, a shareholder of Hayes, for a purchase price of approximately $2.0 million. Such shares were sold at a discount of 15% from the market price established by the average of the closing price of BVRP for the three days prior to November 25, 1997. BVRP common stock is registered and traded on the Nouveau Marche.

     The Company believes that these transactions were all negotiated at arms length.

18.  NET LOSS PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"). This statement establishes standards for computing and presenting earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. FAS 128 requires restatement of all prior-period EPS data presented.

     Potential common stock equivalents such as stock options and warrants have an anti-dillutive effect on the year ended September 30, 1995, the three months ended December 31, 1995 and the years ended December 31, 1996 and January 3, 1998 diluted net loss per common share calculations.

                                                                     SCHEDULE II


                               HAYES CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                             Balance at     Charged to    Charged to
                                            beginning of     costs and       other                         Balance at
                                               period        expenses     accounts(1)    Deductions(2)    end of period
                                               ------        --------     -----------    -------------    -------------
                                                                         (in thousands)
Allowance for doubtful accounts
  Year ended September 30, 1995..........      2,849           2,628                         1,826            3,651
  Three months ended December 31, 1995...      3,651           2,938                         1,165            5,424
  Year ended December 31, 1996...........      5,424           7,591                         4,900            8,115
  Year ended January 3, 1998.............      8,115           2,699         1,101           7,674            4,241

------------

(1)  Reserves of companies acquired.
(2) Uncollectible receivables charged off and credits issued for price protection and product returns.