Form 10-Q
period 1998-04-04
HAYES CORP
filed 1998-05-15
CIK 1020319

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                       FOR THE QUARTER ENDED APRIL 4, 1998



                                Hayes Corporation
                             A Delaware Corporation
                   IRS Employer Identification No. 52-1987873
                 5854 Peachtree Corners East, Norcross, GA 30092
                           Telephone - (770) 840-9200


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                Yes  X         No
                                    ---           ---

                     Common Stock, par value $.01 per share
 The Company had 19,984,904 shares of its Common Stock outstanding on April 4,
                                     1998.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                       HAYES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                    April 4,      January 3,
                                                                      1998           1998
                                                                   ---------      ---------
                                                                  (unaudited)
 ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                       $   4,075      $  15,240
   Restricted cash                                                        50            530
   Accounts receivable, less allowance for doubtful
    accounts and product returns of $5,999 and $4,241                 37,094         36,706
   Receivables from related parties                                    1,948          2,705
   Inventories, net                                                   38,080         32,250
   Prepaid expenses and other current assets                           2,964          1,890
                                                                   ---------      ---------
      Total current assets                                            84,211         89,321
   Property and equipment, net                                         9,049          9,436
   Computer software costs, net                                          958            623
   Intangibles and other long-term assets, net                        14,637         15,948
                                                                   ---------      ---------
      TOTAL ASSETS                                                 $ 108,855      $ 115,328
                                                                   =========      =========

 LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES
   Current debt                                                    $  13,121      $  11,363
   Accounts payable                                                   18,764         23,462
   Amounts due to related parties                                     11,626         15,029
   Accrued liabilities                                                27,134         30,561
   Income taxes payable                                                  321            295
                                                                   ---------      ---------
      Total current liabilities                                       70,966         80,710
 Long-term debt, less current                                          7,736            580
                                                                   ---------      ---------
       TOTAL LIABILITIES                                              78,702         81,290

 Redeemable preferred stock, series A, no par value,
  authorized, issued and outstanding 1,217,931 shares                  5,455          5,455
 6% cumulative preferred stock                                        44,444         47,459

 STOCKHOLDERS' DEFICIT
    Common Stock, $.01 par value; authorized 100,000,000
     shares; issued and outstanding 19,984,904 and
     19,497,882 shares                                                   198            193
    Paid-in capital                                                   94,727         92,279
    Accumulated deficit                                             (114,779)      (111,401)
    Accumulated other comprehensive income                               108             53
                                                                   ---------      ---------
       TOTAL STOCKHOLDERS' DEFICIT                                   (19,746)       (18,876)
                                                                   ---------      ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $ 108,855      $ 115,328
                                                                   =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                       HAYES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (in thousands, except per share data)


                                                                   Three months ended
                                                                 April 4,        March 31,
                                                                ---------        ---------
                                                                   1998             1997
                                                                ---------        ---------
 Net sales                                                      $  44,172        $  39,176
 Cost of sales                                                     33,043           29,219
                                                                ---------        ---------
  Gross profit                                                     11,129            9,957
                                                                ---------        ---------
 Operating expenses:
  Sales and marketing                                               7,255            7,859
  General and administrative                                        3,183            4,332
  Research and development                                          3,558            2,922
                                                                ---------        ---------
 Total operating expense                                           13,996           15,113
                                                                ---------        ---------
 Operating loss                                                    (2,867)          (5,156)
 Interest expense, net                                                459            1,023
 Other income (expense), net                                          (26)             832
                                                                ---------        ---------
  Loss before income tax expense                                   (3,352)          (5,347)
 Income tax expense                                                    26               12
                                                                ---------        ---------
  Net loss                                                      $  (3,378)       $  (5,359)
                                                                ---------        ---------

 Preferred stock dividend                                             638               --
                                                                ---------        ---------
 Loss applicable to common shareholders                         $  (4,016)       $  (5,359)
 Basic and diluted loss per common share                        $    (.20)       $    (.69)
                                                                =========        =========
 Weighted average number of common shares outstanding              19,743            7,701
                                                                =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                       HAYES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (in thousands)


                                                        Three Months Ended
                                                      April 4,      March 31,
                                                      --------      --------
                                                        1998          1997
                                                      --------      --------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                             $ (3,378)     $ (5,359)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                       2,388         1,964
     Other                                                 (92)          493
 Changes in assets and liabilities:
     Accounts receivable                                   296        (5,572)
     Inventories                                        (5,665)       (9,098)
     Prepaid expenses and other current assets          (1,969)          144
     Accounts payable                                   (4,698)        1,832
     Amounts due to related parties                     (3,403)        2,932
     Accrued liabilities                                (3,425)       (1,926)
     Income taxes payable                                   26         1,527
     Other long-term liabilities                            --        (1,463)
                                                      --------      --------
      Total adjustments                                (16,542)       (9,167)
                                                      --------      --------
     Net cash used in operating activities             (19,920)      (14,526)
                                                      --------      --------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                     (638)       (1,285)
 Other                                                     564           337
                                                      --------      --------
     Net cash used in investing activities                 (74)         (948)
                                                      --------      --------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on debt                                       (4,745)         (397)
 Proceeds from debt                                     13,659         8,300
 Issuance of convertible notes                            --           4,000
 Other                                                    (140)          263
                                                      --------      --------
     Net cash provided by financing activities           8,774        12,166
                                                      --------      --------
 Effect of exchange rate changes on cash                    55          (383)
                                                      --------      --------
 Net decrease in cash and cash equivalents             (11,165)       (3,691)
 Cash and cash equivalents at beginning of period       15,240         5,687
                                                      --------      --------
 Cash and cash equivalents at end of period           $  4,075      $  1,996
                                                      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                      HAYES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             For the three months
                              ended April 4, 1998
                                  (unaudited)

1. General

         On December 30, 1997, Hayes Corporation (the "Company" or "Hayes"), formerly known as Access Beyond, Inc. ("Access Beyond"), completed a reverse triangular merger (the "Merger") with Hayes Microcomputer Products, Inc.("Hayes Microcomputer"). In the Merger, the Company issued 15,261,763 shares of Common Stock and 1,217,931 shares of Series A Preferred Stock, after giving effect to a one for three reverse stock split effected February 25, 1998 (the "reverse stock split"). The stock issued in the transaction represented 79% of the outstanding stock immediately after the Merger excluding the effect of warrants, stock options and the 6% Cumulative Convertible Preferred Stock. Immediately following the Merger, the Company changed its name to Hayes Corporation. Since the Hayes Microcomputer shareholders received a substantial majority of the shares of stock of the Company, the transaction is treated as a reverse acquisition of the Company by Hayes Microcomputer for accounting purposes. As a result, the historical financial statements of the surviving company for the periods prior to the Merger are those of Hayes Microcomputer rather than those of Access Beyond.

       The accompanying condensed consolidated financial statements, should be read in conjunction with Form 10-K of Hayes Corporation and its wholly-owned subsidiaries for the year ended January 3, 1998. The accompanying condensed consolidated financial statements reflect all adjustments which are in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of April 4, 1998 and the results of operations for the three months ended April 4, 1998 and March 31, 1997. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

       Certain reclassifications have been made to prior period consolidated financial statements to conform to the April 4, 1998 presentation.

2. Inventories

          Inventories, net of reserves, consist of (in thousands):


                                                 April 4,        January 3,
                                                   1998             1998
                                                ----------       ----------
                     Raw materials              $   12,940       $   12,047
                     Work in process                 4,176            5,205
                     Finished goods                 20,964           14,998
                                                ----------       ----------
                                                $   38,080       $   32,250
                                                ==========       ==========

3. Acquisitions

(a) Cardinal Technologies, Inc.

          During April 1997, the Company acquired 100% of the outstanding common stock of Cardinal, a private manufacturer of modems and ISDN adapters, for $2.5 million. The acquisition has been accounted for utilizing the purchase method of accounting. The estimated fair values assigned to the assets and liabilities acquired were as follows (in thousands):



Total consideration paid (including acquisition costs of $595)         $  3,095
Fair value of tangible and identifiable assets acquired                 (15,350)
Fair value of liabilities assumed                                        17,055
                                                                       --------
Goodwill                                                               $  4,800
                                                                       ========

         Pro forma results of operations of Cardinal from the beginning of the period through the acquisition date are not presented as they are not significant to the Company's consolidated results of operations.

(b) Access Beyond, Inc.

         The estimated fair values assigned to assets and liabilities acquired in the Merger were as follows (in thousands):



         Fair value of stock issued                                             $  62,255
         Other acquisition costs                                                    1,550
         Fair value of liabilities assumed                                         14,808
         Fair value of tangible and identifiable assets acquired                  (13,622)
         Acquired product line technology                                          (4,772)
         Acquired in-process research and development                             (54,990)
                                                                                ---------
         Goodwill                                                               $   5,229
                                                                                =========

         Approximately $55.0 million of the total purchase price represented the value of in-process research and development based on an appraisal of the product line technology that had not yet reached technological feasibility and had no alternative future use. The amount was determined using the income forecast method and was charged to the Company's operations in the fourth quarter of 1997.

         The following pro forma results of operations have been prepared as though the Merger had occurred as of the beginning of the period presented. The pro forma information does not purport to be indicative of the results of operations that would have been attained had the Merger been in effect on the date indicated, nor of future results of operations of the Company.


                                                         Three months ended
                                                              March 31,
                                                                1997
                                                             ---------
           (In thousands, except per share data)
           Statement of operations data:
           Net revenues                                      $  43,262
           Net loss                                             (7,401)
           Loss per share                                        (0.96)


4. Proposed Restructuring Terms With 6% Preferred Shareholders

         The Company announced on April 17, 1998 that it had reached an agreement with its 6% Convertible Preferred Shareholders on a proposed restructuring of the terms of the 6% Convertible Preferred Stock. Under the proposed revised terms, the outstanding 6% Convertible Preferred Stock would immediately convert into a new preferred convertible instrument, featuring a fixed conversion price of $9.00 and a dividend rate of 8%, payable in cash or as a PIK. At the end of 1998, to the extent that a preferred balance remained, the instrument would convert into a subordinated convertible debenture with an interest rate of 14%, maturing on January 2, 2000. At any time during the term of the convertible preferred or the convertible debenture, the Company would have the right, upon prior notice, to redeem at face value plus any accrued interest, any or all of the outstanding principal in either instrument.

         The Company has also agreed to expand its Board of Directors to include two additional outside Directors and to allow the shareholders of the 6% Convertible Preferred Stock to propose the candidates for such positions. Such candidates must be independent of the shareholders. The Company will have the right to reasonably approve all such candidates before their election to the Board of Directors.

         As a result of the step-up in principal value, the Company expects to recognize a dividend of approximately $8 million upon the completion of the restructuring of the outstanding 6% Convertible Preferred Stock.

         During the period of final negotiation, the Company has voluntarily agreed to suspend action in a lawsuit that it filed against the Preferred Shareholders without prejudicing the parties' rights. If a final resolution is not achieved, the Company will aggressively seek to enforce its rights through the lawsuit.

         While all parties have agreed to the proposed restructuring, there can be no assurance that the modifications to the terms of the 6% Convertible Preferred Stock will be successfully concluded.

5. Net Loss Per Common Share

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

         Potential common stock equivalents such as stock options and warrants have an anti-dillutive effect on net loss per common share calculations for the three months ended April 4, 1998 and March 31, 1997.

6. Comprehensive Income

         During the first quarter of 1998, the Company adopted the provisions of FAS No. 130, "Reporting Comprehensive Income." The standard requires that entities include within their financial statements information on comprehensive income, which is defined as all activity impacting equity from nonowner sources. For the Company, comprehensive income is comprised exclusively of changes in cumulative exchange rate adjustments. Other comprehensive gain for the three months ended April 4, 1998 is $0.1 million and other comprehensive loss for the three months ended March 31, 1997 is $0.4 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

         Portions of this Form 10-Q report contain "forward looking" statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward looking statements included herein will prove to be accurate. Factors that might cause such a difference include, but are not limited to, market acceptance of the Company's'products and services.

BUSINESS UNITS

         Hayes is comprised of three business units: the Modem Products business, the Access Systems business and the Broadband Products business. The Modem Products business designs, manufactures and markets analog and ISDN modem products. The Modem Products business distributes its products under the Optima, Accura, Practical Peripherals and Cardinal brands. The Access Systems business designs and markets modem pool and remote access server products. These products are distributed under the Century brand. The Broadband Products business designs and markets ADSL and cable modem products and was formed in June 1997. The Broadband Products business markets its products under the Ultra brand.

LIQUIDITY AND CAPITAL RESOURCES

         General. Hayes' primary capital requirements are for working capital, acquisitions and other capital expenditures. Hayes has historically met its capital requirements through a combination of equity transactions, cash flow from operations, bank lines of credit and credit terms from suppliers.

         Cash Flows. Cash and cash equivalents decreased by approximately $11.1 million to $4.1 million at April 4, 1998 as compared to $15.2 million at January 3, 1998. The decrease in cash primarily resulted from the pay down of accounts payable and increase in inventory.

         Cash used in operations was $19.9 million and $14.5 million for the three months ended April 4, 1998 and March 31, 1997, respectively. The increase in cash usage for the three months ended April 4, 1998 is due to the pay down of accounts payable and other accrued liabilities partially offset by a smaller increase in inventories and a lower net loss as compared to the three months ended March 31, 1997.

         Cash used in investing activities was $0.1 million and $0.9 million for the three months ended April 4, 1998 and March 31, 1997, respectively. The decrease in cash usage is primarily attributable to decreased spending on capital items.

         On February 20, 1998, the Company entered into a new credit facility with the Commercial Funding Division of NationsCredit ("NationsCredit"). The NationsCredit facility consists of two term loans and a revolving loan which provide for maximum borrowing of $42.5 million. The revolving loan provides for financing based upon eligible receivables and inventory. The term loans are based upon appraised values of equipment and intangibles. The term loans and the revolving loans bear interest at prime plus 0.75%. The NationsCredit facility replaced a credit facility provided by The CIT Group/Credit Finance, Inc. (the "CIT Facility").

         Cash provided by financing activities was $8.8 million and $12.2 million for the three months ended April 4, 1998 and March 31, 1997, respectively. The cash provided by financing activities for the first quarter 1998 is primarily related to the new NationsCredit facility. The cash provided by financing for the first quarter 1997 is primarily related to the CIT Facility and issuance of convertible notes.

         Management believes that it will be required to reduce its investment in working capital during the Company's second and third quarters and that the cash effect of such reduction along with its cash and cash equivalents and credit facilities will be sufficient to satisfy operating cash and capital expenditure requirements for at least the next twelve months.

INFLATION

         Hayes believes that inflation has not had a material impact on its operating results and does not expect inflation to have a material impact on its operating results in the foreseeable future.

RESULTS OF OPERATIONS

      NET SALES


                  April 4,      As a %         March 31,    As a %
                    1998      of revenue          1997     of revenue       Change
                  --------    ----------       ---------   ----------       ------
Modem Products    $ 40,817          92.4%      $  37,688         96.2%      $3,129
Access Systems       3,343           7.5%          1,488          3.8%       1,855
Broadband               12           0.1%             --           --           12
                  --------    ----------       ---------   ----------       ------
                  $ 44,172         100.0%      $  39,176        100.0%      $4,996
                  ========    ==========       =========   ==========       ======

         Net sales for the three months ended April 4, 1998 increased by $5.0 million, or 12.8%, from the same period in 1997. The quarter to quarter revenue increase is attributed to expanding sales in new OEM channels and newly available access systems products.

          GROSS PROFIT

                  April 4,      As a %          March 31,     As a %
                    1998      of revenue          1997      of revenue      Change
                  --------    ----------        ---------   ----------      ------
Gross profit       $11,129          25.2%       $   9,957         25.4%     $1,172
                  ========    ==========        =========   ==========      ======

         Gross profit as a percentage of net revenues declined to 25.2% in the first quarter of 1998 as compared to 25.4% in the first quarter of 1997 resulting from margin compression in the Asia Pacific region which more than offset improved margins resulting from increased access systems sales.

          OPERATING EXPENSES


                         April 4,       As a %        March 31,     As a %
                           1998       of revenue        1997      of revenue     Change
                         --------     ----------      ---------   ----------    --------
Sales and marketing      $  7,255                     $   7,859                 $  (604)
General & administrative    3,183                         4,332                  (1,149)
Research & development      3,558                         2,922                     636
                         --------                     ---------                 -------
                         $ 13,996           31.7%     $  15,113         38.6%   $(1,117)
                         ========     ==========      =========   ==========    =======

         Selling, general and administrative expenses decreased by $1.8 million in the first quarter of 1998 from the comparable period in 1997. This decrease is the result of the Company's ongoing strategy targeted at reducing operating expenses and improving operating efficiencies.

         Research and development expenses increased by $0.6 million in the first quarter of 1998 from the comparable period in 1997. This increase is due to investments by the Company in product and business development for its access systems and broadband businesses partially offset by lower spending in its modem products business.

         OPERATING LOSS

                      April 4,     As a %       March 31,     As a %
                       1998      of revenue       1997       of revenue     Change
                      -------    -----------    --------     -----------    ------
 Operating loss       $(2,867)          (6.5)%  $ (5,156)          (13.2)%  $2,289


         Operating loss for the quarter ended April 4, 1998 decreased by $2.3 million as compared to the quarter ended March 31, 1997. This decrease is due to increased revenue and improved operating efficiencies.

          MISCELLANEOUS


                          April 4      As a %       March 31,      As a %
                            1998     of revenue       1997       of revenue     Change
                          -------    -----------    --------     -----------    ------
 Interest expense, net    $   459            1.0%   $  1,023             2.6%   $ (564)
 Other income (expense)       (26)          (0.1)%       832             2.1%     (858)
 Income tax expense            26            0.1%         12             0.1%       14


          Interest expense for the first quarter of 1998 decreased $0.6 million compared to the first quarter of 1997. This is primarily due to the lower interest rate on the Company's new credit facility with NationsCredit and lower average borrowings.

          NET LOSS


                      April 4,     As a %       March 31,      As a %
                        1998     of revenue        1997      of revenue     Change
                      -------    -----------    --------     -----------    ------
 Net loss             $(3,378)          (7.6)%  $ (5,359)          (13.7)%  $1,981

         Net loss decreased by $2.0 million for the three months ended April 4, 1998 as compared to the three months ended March 31, 1997. This decrease is due to increased sales and improved operating efficiencies.

         Hayes reported a net loss applicable to common shareholders of $4.0 million for the three month period ended April 4, 1998 as compared to $5.4 million for the similar period in 1997. The net loss applicable to common shareholders includes a preferred stock dividend of $0.6 million for the first quarter of 1998. On a per share basis the net loss was $(0.20) and $(0.69) for the first quarter of 1998 and 1997, respectively.

Year 2000

         The Company has assessed the impact of the year 2000 issue and believes that the costs to upgrade its information and operating systems to address this issue are not material. In 1997, the Company commenced efforts to replace its information systems with software from Oracle Corporation which is Year 2000 compliant. These efforts are expected to be completed in fiscal 1998.

  NEW DEVELOPMENTS

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  On April 3, 1998, the Company filed a Complaint for breach of implied covenant of good faith and fair dealing, breach of warranty, breach of fiduciary duty and tortious misappropriation of a corporate asset in the Supreme Court of the State of New York, County of New York, against the Company's 6% Cumulative Convertible Preferred Stockholders and their investment managers, which include Elliot Associates, L.P., Westgate International, L.P., Montrose Investments Ltd., Westover Investments, L.P., Stark International, Shepherd Investments International, Ltd., Ramius Fund, Ltd., GAM Arbitrage Investments, Inc., Leonardo, L.P., Raphael, L.P., AG Super Fund International Partners, L.P., Stonington Management Corporation, Staro Asset Management and Angelo, Gordon & Co., L.P. In the Complaint, the Company claims damages from the Defendants, jointly and severally, in an amount in the millions of dollars to be determined at trial, plus punitive damages. The litigation arises out of conduct by the Defendants following entry into a Preferred Stock Investment Agreement with certain of the Defendants pursuant to which such Defendants purchased the Company's 6% Cumulative Convertible Preferred Stock from the Company. Settlement negotiations are currently under way; however, there is no assurance that such negotiations will be successful.

Item 2.  Changes in Securities and Use of Proceeds.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  On February 25, 1998, the Company held a special meeting of its stockholders to approve an amendment to its Certificate of Incorporation to effect a one-for-three reverse split of the Company's common stock. The amendment was approved by the stockholders with 13,686,644 shares voting to approve the amendment, 38,706 shares voting against the amendment and with 8,500 shares abstaining.

Item 5.  Other Information.

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

3.1* Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Form 10-K for the year ended January 3,
         1998).

3.2* Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to the Company's Form 10-K for the year ended January 3, 1998).

4.1* Specimen Common Stock Certificate (filed as Exhibit 4.6.1 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

 4.2* Specimen Series A Stock Certificate (filed as Exhibit 4.6.2 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.1* Technology License Agreement, dated as of November 16, 1996 between Penril and the Company (filed as Exhibit 10.1 to the Company's registration statement on Form S-1, as amended (Commission File Number 333-10741)).

10.2* Development and License Agreement dated as of June 16, 1996 between Bay and Penril, on behalf of the Company (filed as Exhibit 10.2 to the Company's registration statement on Form S-1, as amended (Commission File Number 333-10741)).

10.3* Indemnification Agreement dated as of November 16, 1996 between Penril and the Company (filed as Exhibit 10.3 to the Company's registration statement on Form S-1, as amended (Commission File Number 333-10741)).

10.4* Transitional Services Agreement dated as of November 16, 1996 between the Company and Penril (filed as Exhibit 10.7 to the Company's registration statement on Form S-1, as amended (Commission File Number 333-10741)).

10.5.1* Lease Agreement between Penril and Real Estate Income Partners dated as of March 31, 1989, as amended on May 14, 1990 and November 15, 1996 (filed as Exhibit 10.8.1 to the Company's Form 10-K filed October 16,
         1997).

10.5.2* Assignment and Assumption of Lease between Penril and the Company dated as of November 18, 1996 (filed as Exhibit 10.8.2 to the Company's Form 10-K filed October 16, 1997).

10.6* The Company's Amended and Restated 1996 Long-Term Incentive Plan (filed as Exhibit 10.9 to the Company's Form 10-K filed October 16, 1997).

10.7* Form of Option Agreement for Amended and Restated 1996 Long-Term Incentive Plan (filed as Exhibit 10.10 to the Company's Form 10-K filed October 16, 1997).

10.8* The Company's Amended and Restated 1996 Non-Employee Directors' Stock Option Plan (filed as Exhibit 10.11 to the Company's Form 10-K filed October 16, 1997).

10.9* Form of Option Agreement for the Amended and Restated 1996 Non-Employee Directors' Stock Option Plan (filed as Exhibit 10.12 to the Company's Form 10-K filed October 16, 1997).

10.10* 2290 Remote Access Gateway ("Hawk") Technology Transfer Agreement dated as of May 2, 1997 between the Company and Paradyne Corporation (filed as Exhibit 10.13 to the Company's Form 10-K filed October 16, 1997).

10.11* Stock Purchase Agreement dated as of May 2, 1997 between the Company and Paradyne Corporation, and First Amendment thereto dated September, 1997 (filed as Exhibit 10.14 to the Company's Form 10-K filed October 16, 1997).

10.12* Employment Agreement dated as of November 18, 1996 between the Company and Ronald Howard (filed as Exhibit 10.15 to the Company's Form 10-K filed October 16, 1997).

10.13* Manufacturing Agreement dated as of March 1, 1997 between the Company and Hibbing Electronics Corporation (filed as Exhibit 10.16 to the Company's Form 10-K filed October 16, 1997).

10.14* Form of Employment Agreement between the Company and Ronald Howard (filed as Exhibit 10.14 to the Company's registration statement on Form S-4, as amended, (Commission File Number 333-37993)).

10.15*   Form of Employment Agreement between the Company and Dennis Hayes
         (filed as

         Exhibit 10.15 to the Company's registration statement on Form S-4, as amended, (Commission File Number 333-37993)).

10.16* Employment Agreement between the Company and P.K. Chan dated October 7, 1996, as amended (filed as Exhibit 10.16 to the Company's Form 10-K for the year ended January 3, 1998).

10.17* Employment Agreement between the Company and Keith Mintzer dated December 20, 1996 (filed as Exhibit 10.17 to the Company's Form 10-K for the year ended January 3, 1998).

10.18* Employment Agreement between the Company and James A. Jones dated October 31, 1997 (filed as Exhibit 10.18 to the Company's Form 10-K for the year ended January 3, 1998).

10.19* Agreement between the Company and EMI Holding Corp., dated November 13, 1996, as amended on January 6, 1997, February 26, 1997 and April 17, 1997 (filed as Exhibit 10.17 to the Company's Form 10-K filed October 16, 1997).

10.20* Hayes Stock Option Plan (filed as Exhibit 10.17 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.21* First Amendment to Hayes Stock Option Plan (filed as Exhibit 10.18 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.22*   Declaration of Amendment to Hayes Stock Option Plan (filed as Exhibit
         10.22 to the Company's Form 10-K for the year ended January 3, 1998).

10.23*   Forms of Hayes Stock Option Agreements, as amended (filed as Exhibit
         10.19 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.24* Loan and Security Agreement between the Company and Foothill Capital Corp. dated October 2, 1997 (filed as Exhibit 10.20 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.25* Shareholders' Agreement dated July 29, 1997, by and among Dennis C. Hayes, Ronald A. Howard, Access Beyond, Inc. and Hayes Microcomputer Products, Inc. (filed as Exhibit 10.25 to the Company's Form 10-K for the year ended January 3, 1998).

10.26* Warrant Plan dated April 11, 1996 (filed as Exhibit 10.37 to the Company's Form 10-K for the year ended January 3, 1998).

10.27* Warrant dated April 16, 1996 for Chiang Lam (filed as Exhibit 10.38 to the Company's Form 10-K for the year ended January 3, 1998).

10.28* Warrant dated April 16, 1996 for Mina Hayes (filed as Exhibit 10.39 to the Company's Form 10-K for the year ended January 3, 1998).

10.29* Lease Agreement dated July 27, 1990, between Hayes Microcomputer Products, Inc. and Peachtree Crossings Business Park Associates regarding property located at 5923 Peachtree Industrial Boulevard, Norcross, Georgia 30092, as amended (filed as Exhibit 10.40 to the Company's Form 10-K for the year ended January 3, 1998).

10.30* Lease Agreement dated July 27, 1990, between Hayes Microcomputer Products, Inc. and Peachtree Crossings Business Park Associates regarding property located at 5953 Peachtree Industrial Boulevard, Norcross, Georgia 30092, as amended (filed as Exhibit 10.41 to the Company's Form 10-K for the year ended January 3, 1998).

10.31* Lease Agreement dated July 27, 1990, between Hayes Microcomputer Products, Inc. and Peachtree Crossings Business Park Associates regarding property located at

         5804 Peachtree Corners East, Norcross, Georgia 30092, as amended (filed as Exhibit 10.42 to the Company's Form 10-K for the year ended January 3, 1998).

10.32* Lease Agreement dated August 13, 1993, between Hayes Microcomputer Products, Inc. and Peachtree Crossings Business Park Associates regarding property located at 5854 Peachtree Corners East, Norcross, Georgia 30092, as amended (filed as Exhibit 10.43 to the Company's Form 10-K for the year ended January 3, 1998).

10.33* Form of Distribution Agreement between the Company and Penril DataComm Networks, Inc. (filed as Exhibit 2.1 to the Company's registration statement on Form S-1, as amended (Commission File Number 333-10741).

10.34* Plan and Agreement of Merger dated as of June 16, 1996, as amended August 5, 1996, among Penril, Bay Networks, Inc. ("Bay") and Beta Acquisition Corp. (filed as Exhibit 2.2 to the Company's registration statement on Form S-1, as amended (Commission File Number 333-10741).

10.35* Agreement and Plan of Reorganization between the Company and Hayes Microcomputer Products, Inc. dated July 29, 1997 (filed as Exhibit 10.1 to the Company's Form 8-K filed August 7, 1997).

10.36* First Amendment to the Agreement and Plan of Reorganization, dated as of November 7, 1997 (filed as Exhibit 2.3.2 to the Company's registration statement on Form S-4 (Commission File Number 333-37993)).

10.37* Second Amendment to the Agreement and Plan of Reorganization, dated as of November 21, 1997 (filed as Exhibit 2.3.3 to the Company's registration statement on Form S-4 (Commission File Number 333-37993)).

10.38* Voting Agreement dated July 29, 1997 between the Company and Chestnut Capital Limited Partnership (filed as Exhibit 4.1.1 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.39* Voting Agreement dated July 29, 1997 between the Company and Rinzai Limited (filed as Exhibit 4.1.2 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.40* Voting Agreement dated July 29, 1997 between the Company and Vulcan Ventures Incorporated (filed as Exhibit 4.1.3 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.41* Affiliate Agreement dated July 29, 1997 between the Company and Kaifa Technology (H.K.) Limited (filed as Exhibit 4.2.1 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.42* Affiliate Agreement dated July 29, 1997 between the Company and Rinzai Limited (filed as Exhibit 4.2.2 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.43* Affiliate Agreement dated July 29, 1997 between the Company and Chestnut Limited Partnership (filed as Exhibit 4.2.3 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.44* Affiliate Agreement dated July 29, 1997 between the Company and S. P. Quek Investments Pte Ltd. (filed as Exhibit 4.2.4 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.45* Affiliate Agreement dated July 29, 1997 between the Company and Dennis Hayes (filed as Exhibit 4.2.5 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.46*   Market Standoff Agreement dated July 29, 1997 between the Company and
         Kaifa

         Technology (H.K.) Limited (filed as Exhibit 4.3.1 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.47* Market Standoff Agreement dated July 29, 1997 between the Company and Rinzai Limited (filed as Exhibit 4.3.2 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.48* Market Standoff Agreement dated July 29, 1997 between the Company and S.P. Quek Investments Pte Ltd. (filed as Exhibit 4.3.3 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.49* Market Standoff Agreement dated July 29, 1997 between the Company and Rolling Profits Holdings Limited (filed as Exhibit 4.3.4 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.50* Market Standoff Agreement dated July 29, 1997 between the Company and Saliendra Pte Ltd. (filed as Exhibit 4.3.5 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.51* Market Standoff Agreement dated July 29, 1997 between the Company and Lao Hotel (H.K.) Limited (filed as Exhibit 4.3.6 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.52* Market Standoff Agreement dated July 29, 1997 between the Company and Dennis Hayes (filed as Exhibit 4.3.7 to the Company's registration statement on Form S-4, as amended (Commission File Number 333-37993)).

10.53* Preferred Stock Investment Agreement dated as of November 10, 1997 between the Company and certain investors (filed as Exhibit 4.1 to the Company's Form 8-K filed November 17, 1997).

10.54* Registration Rights Agreement dated as of November 10, 1997 between the Company and certain investors (filed as Exhibit 4.2 to the Company's Form 8-K filed November 17, 1997).

10.55* Second Amendment to Loan and Security Agreement between the Company and CIT dated October 15, 1996 (filed as Exhibit 10.69 to the Company's Form 10-K for the year ended January 3, 1998).

10.56* Third Amendment to Loan and Security Agreement between the Company and CIT dated January 1, 1997 (filed as Exhibit 10.70 to the Company's Form 10-K for the year ended January 3, 1998).

10.57* Fourth Amendment to Loan and Security Agreement between the Company and CIT dated December 29, 1997 (filed as Exhibit 10.71 to the Company's Form 10-K for the year ended January 3, 1998).

10.58*   Guaranty of Hayes Corporation dated January 2, 1998 (filed as Exhibit
         10.72 to the Company's Form 10-K for the year ended January 3, 1998).

10.59*   Security Agreement of Hayes Corporation dated January 2, 1998 (filed as
         Exhibit 10.73 to the Company's Form 10-K for the year ended January 3,
         1998).

10.60* Agreement and Plan of Merger between Hayes Microcomputer Products, Inc. and Cardinal Technologies, Inc., Vulcan Ventures Incorporated and Hayes Merger Sub., Inc. dated April 11, 1997 (filed as Exhibit 10.74 to the Company's Form 10-K for the year ended January 3, 1998).

10.61* Preferred Stock Purchase Agreement dated April 11, 1997 between the Hayes Microcomputer Products, Inc. and Vulcan Ventures Incorporated (filed as Exhibit 10.75 to the Company's Form 10-K for the year ended January 3, 1998).

10.62* Loan and Security Agreement dated February 20, 1998 by and between NationsCredit Commercial Corporation and the Company (filed as Exhibit
         99.1 to the Company's Form 8-K dated February 20, 1998).

10.63* Corporate Guaranty dated February 20, 1998 by and between NationsCredit Commercial Corporation and the Company (filed as Exhibit 99.2 to the Company's Form 8-K dated February 20, 1998).

10.64* Patent, Trademark and License Mortgage dated February 20, 1998 by and between NationsCredit Commercial Corporation and the Company (filed as
         Exhibit 99.3 to the Company's Form 8-K dated February 20, 1998).

10.65* Loan and Security Agreement dated February 20, 1998 by and between NationsCredit Commercial Corporation and Hayes Microcomputer Products, Inc. (filed as Exhibit 99.4 to the Company's Form 8-K dated February 20, 1998).

10.66* Corporate Guaranty dated February 20, 1998 by and between NationsCredit Commercial Corporation and Hayes Microcomputer Products, Inc. (filed as
         Exhibit 99.5 to the Company's Form 8-K dated February 20, 1998).

10.67* Patent, Trademark and License Mortgage dated February 20, 1998 by and between NationsCredit Commercial Corporation and Hayes Microcomputer Products, Inc. (filed as Exhibit 99.6 to the Company's Form 8-K dated February 20, 1998).

10.68 1998 Stock Incentive Plan of Hayes Corporation and Form of Option Agreements.

10.69    Hayes Corporation Employee Stock Purchase Plan.

27       Financial Data Schedule (for Sec use only).
-------------------
*Incorporated by reference.


Reports on Form 8-K

         The Company filed four reports on Form 8-K during the fiscal quarter covered by this report, as follows:

(i) Report on Form 8-K filed on January 9, 1998, reporting under items 2 and 7 the Company had completed the Merger and pursuant thereto, Hayes Microcomputer became a subsidiary of the Company and the Company changed its name to Hayes Corporation.
(ii) Report on Form 8-K filed on January 23, 1998, reporting under item 5 the Board of Directors authorization of a one-for-three reverse split of its common stock, subject to stockholder approval.
(iii) Report on Form 8-K filed on January 23, 1998, reporting under item 4 the recommendation and approval of the Company's Audit Committee to retain Coopers & Lybrand LLP and to dismiss Deloitte & Touche LLP effective January 19, 1998, as the certifying accountant for the Company's consolidated financial statements.
(iv) Report on Form 8-K filed on April 24, 1998, reporting under item 5 the Company's new Loan and Security Agreements with NationsCredit Commercial Corporation through its NationsCredit Commercial Funding Division.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  Hayes Corporation
                                       (Registrant)




DATE: May 15, 1998               BY: /s/ Ronald A. Howard
                                     ----------------------------------
                                     Ronald A. Howard
                                     Chief Executive Officer and
                                     Vice Chairman of the Board of Directors
                                     (Principal Executive Officer)







DATE: May 15, 1998               BY: /s/ James A. Jones
                                     ----------------------------------
                                     James A. Jones
                                     Senior Vice President and
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)