Form 10-Q
period 1998-07-04
HAYES CORP
filed 1998-08-18
CIK 1020319

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


        Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      FOR THE QUARTER ENDED JULY 4, 1998



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

                          Common Stock, par value $.01 per share
             The Company had 19,991,690 shares of its Common Stock
                          outstanding on July 4, 1998.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       HAYES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                           July 4,     January 3,
                                                            1998         1998
                                                          --------     --------
                                                         (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $   3,880    $  15,240
  Restricted cash                                                50          530
  Accounts receivable, less allowance for doubtful
   accounts and product returns of $5,969 and $4,241         39,435       36,706
  Receivables from related parties                            1,191        2,705
  Inventories, net                                           37,342       32,250
  Prepaid expenses and other current assets                   6,131        1,890
                                                          ---------    ---------
     Total current assets                                    88,029       89,321
  Property and equipment, net                                 7,046        9,436
  Computer software costs, net                                2,924          623
  Intangibles and other long-term assets, net                13,144       15,948
                                                          ---------    ---------
     TOTAL ASSETS                                         $ 111,143    $ 115,328
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Current debt                                            $  20,204    $  11,363
  Accounts payable                                           24,307       23,462
  Amounts due to related parties                             19,251       15,029
  Accrued liabilities                                        26,868       30,561
  Income taxes payable                                          352          295
                                                          ---------    ---------
     Total current liabilities                               90,982       80,710
Long-term debt, less current                                  5,253          580
                                                          ---------    ---------
      TOTAL LIABILITIES                                      96,235       81,290

Redeemable preferred stock, series A, no par value,
 authorized, issued and outstanding 1,217,931 shares          5,455        5,455
6% cumulative preferred stock                                44,444       47,459

STOCKHOLDERS' DEFICIT
   Common Stock, $.01 par value; authorized 100,000,000
    shares; issued and outstanding 19,991,690 and
    19,497,882 shares                                           198          193
   Paid-in capital                                           93,881       92,279
   Accumulated deficit                                     (128,968)    (111,401)
   Accumulated other comprehensive income                      (102)          53
                                                          ---------    ---------
      TOTAL STOCKHOLDERS' DEFICIT                           (34,991)     (18,876)
                                                          ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $ 111,143    $ 115,328
                                                          =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       HAYES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (in thousands, except per share data)

                                            Three months ended       Six months ended
                                            July 4,    June 30,     July 4,    June 30,
                                           --------------------    --------------------
                                             1998        1997        1998        1997
                                           --------    --------    --------    --------
Net sales                                  $ 33,038    $ 55,721    $ 77,210    $ 94,897
Cost of sales                                35,974      41,746      69,017      70,965
                                           --------    --------    --------    --------
 Gross profit                                (2,936)     13,975       8,193      23,932
                                           --------    --------    --------    --------
Operating expenses:
 Sales and marketing                          7,412       9,585      14,667      17,444
 General and administrative                   4,162       4,598       7,345       8,930
 Research and development                     4,216       3,059       7,774       5,981
                                           --------    --------    --------    --------
Total operating expense                      15,790      17,242      29,786      32,355
                                           --------    --------    --------    --------
Operating loss                              (18,726)     (3,267)    (21,593)     (8,423)
Interest expense, net                           328       1,352         787       2,375
Other income, net                             1,215       2,193       1,189       3,025
Unrealized gain on trading securities         3,681          --       3,681          --
                                           --------    --------    --------    --------
 Loss before income tax expense             (14,158)     (2,426)    (17,510)     (7,773)
Income tax expense                               31          50          57          62
                                           --------    --------    --------    --------
 Net loss                                  $(14,189)   $ (2,476)   $(17,567)   $ (7,835)
                                           --------    --------    --------    --------

Preferred stock dividend                        851          --       1,489          --
                                           --------    --------    --------    --------
Loss applicable to common
  shareholders                             $(15,040)   $ (2,476)   $(19,056)   $ (7,835)
                                           ========    ========    ========    ========
Basic and diluted loss per
  common share                             $   (.75)   $   (.32)   $   (.96)   $  (1.01)
                                           ========    ========    ========    ========
Weighted average number of
  common shares outstanding                  19,988       7,701      19,866       7,701
                                           ========    ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       HAYES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)

                                                            Six Months Ended
                                                          July 4,       June 30,
                                                         -----------------------
                                                           1998           1997
                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(17,567)       $(7,835)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation and amortization                          7,850          3,198
    Unrealized gain on trading securities                 (3,681)            --
    Other                                                    959            663
Changes in assets and liabilities:
    Accounts receivable                                   (1,329)       (19,342)
    Inventories                                           (5,937)       (11,471)
    Prepaid expenses and other current assets             (2,160)           (89)
    Accounts payable                                         845         17,629
    Amounts due to related parties                         4,222          1,347
    Accrued liabilities                                   (3,677)        (1,138)
    Income taxes payable                                      57             62
    Other long-term liabilities                               --            374
                                                         -------        -------
     Total adjustments                                    (2,851)        (8,767)
                                                         -------        -------
    Net cash used in operating activities                (20,418)       (16,602)
                                                         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                      (2,173)        (1,916)
Other                                                     (1,142)         2,167
                                                         -------        -------
    Net cash provided by(used in) investing activities    (3,315)           251
                                                         -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock                                   --          5,455
Payments on debt                                          (4,745)       (60,271)
Proceeds from debt                                        18,259         65,263
Issuance of convertible notes                                 --          4,000
Other                                                       (986)          (675)
                                                         -------        -------
    Net cash provided by financing activities             12,528         13,772
                                                         -------        -------
Effect of exchange rate changes on cash                     (155)          (326)
                                                         -------        -------
Net decrease in cash and cash equivalents                (11,360)        (2,905)
Cash and cash equivalents at beginning of period          15,240          5,687
                                                         -------        -------
Cash and cash equivalents at end of period               $ 3,880        $ 2,782
                                                         =======        =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       HAYES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. General

       The accompanying consolidated financial statements have been prepared on the same basis as those included in the Company's Form 10-K for the year ended January 3, 1998. This basis assumes the orderly satisfaction of liabilities in the normal course of business, which is dependent upon the Company's ability to implement and execute the restructuring plan announced by the Board of Directors on August 13, 1998.

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

       The accompanying consolidated financial statements, should be read in conjunction with Form 10-K of Hayes Corporation and its wholly-owned subsidiaries for the year ended January 3, 1998. The accompanying consolidated financial statements reflect all adjustments which are in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of July 4, 1998 and the results of operations for the three and six months ended July 4, 1998 and June 30, 1997. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

       Certain reclassifications have been made to prior period consolidated financial statements to conform to the July 4, 1998 presentation.

2. Inventories

       Inventories, net of reserves, consist of (in thousands):

                                                July 4,        January 3,
                                                 1998            1998
                                               ---------       ---------
                           Raw materials       $  13,437       $  12,047
                           Work in process         4,079           5,205
                           Finished goods         19,826          14,998
                                               ---------       ---------
                                               $  37,342       $  32,250
                                               =========       =========

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

                                                        Three months ended    Six months ended
                                                             June 30,             June 30,
                                                               1997                 1997
                                                             --------             --------
                  (In thousands, except per share data)
                  Statement of operations data:
                  Net revenues                               $ 58,127             $101,389
                  Net loss                                     (9,143)             (16,544)
                  Loss per share                             $   (.47)            $  (0.85)

4. Restructuring Terms With Certain 6% Preferred Shareholders

       On April 3, 1998, the Company filed a Complaint for breach of implied covenant of good faith and fair dealing, breach of warranty, breach of fiduciary duty and tortious misappropriation of a corporate asset in the Supreme Court of the State of New York, County of New York, against the Company's 6% Cumulative Convertible Preferred Stockholders and their investment managers. In the Complaint, the Company claims damages from the Defendants, jointly and severally, in an amount in the millions of dollars to be determined at trial, plus punitive damages. The litigation arises out of conduct by the Defendants following entry into a Preferred Stock Investment Agreement with certain of the Defendants pursuant to which such Defendants purchased the Company's 6% Cumulative Convertible Preferred Stock from the Company.

       The Company has signed definitive restructuring agreements with two of the four fund managers representing seven of the eleven 6% Convertible Preferred Shareholders (approximately 50% of the outstanding preferred stock). Under the terms of the restructuring, the outstanding 6% Convertible Preferred Stock would convert into a new preferred convertible instrument, featuring a fixed conversion price of $9.00 and a dividend rate of 8% payable in cash or as a payment in kind (PIK). At the end of November 1998, to the extent that a preferred balance remains, the instrument would convert into a subordinated convertible debenture with an interest rate of 14%, maturing on January 3, 2000. At any time during the term of the Convertible Preferred or the Convertible Debenture, the Company would have the right, upon prior notice, to redeem at face value plus any accrued interest, any or all of the outstanding principal in either instrument. The restructuring agreements also would allow the shareholders of the 6% Convertible Preferred Stock who are parties to the agreements to propose one independent candidate for a position on the Board of Directors, who the Company would have the right to reasonably approve before election to the Board of Directors. Upon the effectiveness of the restructuring, the parties to the agreements would end their pending litigation and provide for mutual releases. The Company also has agreed that it would step-up the remaining balance of the Convertible Preferred Stock by 25% as part of the restructuring. As a result of the step-up in principal value, the Company would recognize a dividend of approximately $8 million upon the completion of the restructuring.

       The restructuring is subject to third party consents on or before July 30, 1998.

As of August 14, 1998, the holder of the Company's Series A Preferred Stock had not consented to the restructuring. As a result, the stockholders who have executed the agreements have the right to elect to terminate the agreements at any time. There can be no assurance that the Series A stockholder will consent or that the stockholders who are parties to the agreements will not terminate the agreements.

       Negotiations are continuing with the holders of the 6% Convertible Preferred Stock who have not agreed to the foregoing terms and the Company is continuing its litigation against such holders. The Company has rejected requests for conversions and redemptions of shares of the 6% Preferred Stock because of the breaches of the Stockholders set forth in the litigation. The stockholders have asserted counterclaims against the Company.

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

       Potential common stock equivalents such as preferred stock conversions, stock options and warrants have an antidilutive effect on net loss per common share calculations for the three and six month periods ended July 4, 1998 and June 30, 1997.

6. Comprehensive Income

       During the first quarter of 1998, the Company adopted the provisions of FAS No. 130, "Reporting Comprehensive Income." The standard requires that entities include within their financial statements information on comprehensive income, which is defined as all activity impacting equity from nonowner sources. For the Company, comprehensive income is comprised exclusively of changes in cumulative exchange rate adjustments. Other comprehensive loss for the three months ended July 4, 1998 and June 30, 1997 was $0.2 million and four thousand dollars, respectively. Other comprehensive loss for the six months ended July 4, 1998 and June 30, 1997 was $0.2 million and $0.3 million, respectively.

7. Restructuring Plan

       Based on the Company's operating results for the second quarter and the commodity nature of the analog modem market, on August 13, 1998, the Company's Board of Directors approved a downsizing and restructuring plan that is designed to improve its liquidity and long-term results of operations. The plan focuses the Company's resources on the expansion of its technology and market position within the broadband, RAS and voice-over-IP markets. The analog modem business will continue but will not be managed as a growth business.

       As part of the restructuring plan, the Company intends to sell its Norcross, Georgia manufacturing operation during the third quarter to a contract manufacturer, although no binding agreements have been executed and no terms have been established. The sale of these manufacturing assets and inventories would generate substantial cash and reduce operating expenses but also would result in substantial restructuring charges to current earnings at the time of sale.

       Other elements of the plan include restructuring the Company's other operations to reduce expenses and working with the Company's lenders to expand its borrowing capacity. These actions may result in additional restructuring charges.

       In order to meet its anticipated cash requirements over the remainder of the year and the next 12 months, the Company must be successful in implementing this restructuring plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS AND RISK FACTORS

       This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements are subject to numerous risks and uncertainties and the Company's actual results may differ significantly from the results discussed in the forward looking statements. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward looking statements included herein will prove to be accurate. Factors that might cause such a difference include, but are not limited to, market acceptance of the Company's products and services and other factors discussed in "Business Risks" of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and in "Risk Factors" of the Company's Proxy Statement and Prospectus (included in its Registration Statement on Form S-4, Registration No. 333-37993), as well as in the Company's subsequent filings and reports with the Securities and Exchange Commission, including this Form 10-Q report.

       In addition to the foregoing risks, the Company's Common Stock has failed to meet the requirements for continued listing on the NASDAQ National Market System ("NASDAQ/NMS"), the principal market in which the Common Stock is traded, and has been notified that the Common Stock will be delisted if such criteria are not met. The Company has requested a hearing with The NASDAQ Stock Market, which is expected to occur in September 1998. However, there can be no assurance that the Common Stock will not be delisted from the NASDAQ/NMS. If the Common Stock is delisted, it is anticipated that trading in the Company's Common Stock would thereafter be conducted on the NASDAQ Small Cap Market. As a result of any delisting from the NASDAQ/NMS, an investor may find it more difficult to dispose of, and to obtain accurate quotations as to the value of the Common Stock.

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

       Cash Flows. Cash and cash equivalents decreased by approximately $11.3 million to $3.9 million at July 4, 1998 as compared to $15.2 million at January 3, 1998. The decrease in cash primarily resulted from the Company's net losses and inventory increases.

       Cash used in operations was $20.4 million and $16.6 million for the six months ended July 4, 1998 and June 30, 1997, respectively. The increase in cash usage for the six months ended July 4, 1998 is primarily due to a lower increase in accounts payable and a greater net loss offset by lower increases in inventory and accounts receivable and less of a decrease in accrued liabilities as compared to the six months ended June 30, 1997.

       Cash used in investing activities was $3.3 million for the six months ended July 4, 1998 as compared to cash provided by investing activities of $0.3 million for the comparable period in 1997. The increase in cash usage is primarily attributable to the new information systems software package purchased by the Company.

       On February 20, 1998, the Company entered into a new credit facility with the Commercial Funding Division of NationsCredit ("NationsCredit"). The NationsCredit facility consists of two term loans and a revolving loan. The revolving loan provides for financing based upon eligible receivables and inventory. The term loans are based upon appraised values of equipment and intangibles. The term loans and the revolving loans bear interest at prime plus 0.75%. The NationsCredit facility replaced a credit facility provided by The CIT Group/Credit Finance, Inc. (the "CIT Facility"). The Company is in violation of a covenant of the NationsCredit facility relating to its cumulative net losses for the current fiscal year. As a result, $2.0 million of the term loan has become payable on demand by the lender and has been reclassified as a current liability. The Company has no available borrowings under the NationsCredit facility. As of July 4, 1998 the Company has $25.3 million borrowings outstanding under the NationsCredit facility.

       Cash provided by financing activities was $12.5 million and $13.8 million for the six months ended July 4, 1998 and June 30, 1997, respectively. The cash provided by financing activities for the first six months of 1998 is primarily related to the new NationsCredit facility. The cash provided by financing for the first six months of 1997 is primarily related to the CIT Facility and issuance of convertible notes.

       As further described below, the Company's Board of Directors has approved a downsizing and restructuring plan designed to improve its liquidity and long-term results of operations. In order to meet its anticipated cash requirements over the remainder of the year and the next 12 months, the Company must be successful in implementing this restructuring plan.

INFLATION

       Hayes believes that inflation has not had a material impact on its operating results and does not expect inflation to have a material impact on its operating results in the foreseeable future.

RESULTS OF OPERATIONS-THREE MONTHS ENDED JULY 4, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997

       NET SALES

                   July 4,       As a %        June 30,      As a %
                    1998       of revenue        1997      of revenue     Change
                  --------     ----------      --------    ----------    --------
Modem Products    $ 29,117       88.1%         $ 53,748      96.5%       $(24,631)
Access Systems       3,737       11.3%            1,973       3.5%          1,764
Broadband Products     184        0.6%               --        --             184
                  --------     ------          --------    ------        --------
                  $ 33,038      100.0%         $ 55,721     100.0%       $(22,683)
                  ========     ======          ========    ======        ========

       Net sales for the three months ended July 4, 1998 decreased by $22.7 million, or 40.7%, from the same period in 1997. The quarter to quarter revenue decrease is attributed to declining sales of modems industry wide resulting from consumer delay in upgrading to newer modem technologies partially offset by sales of recently available Access Systems products.

       GROSS PROFIT

                   July 4,      As a %        June 30,     As a %
                    1998      of revenue        1997     of revenue     Change
                  --------    ----------      --------   ----------    --------
Gross profit      $ (2,936)       (8.9)%      $ 13,975       25.1%     $(16,911)
                  ========    ========        ========   ========      ========

       Gross profit as a percentage of net revenues declined to a negative 8.9% in the second quarter of 1998 as compared to 25.1% in the second quarter of 1997 resulting from worldwide margin compression, unfavorable product mix and manufacturing variances. In response to declining sales, production in the Company's Norcross facility was substantially reduced. As a result, approximately $9.6 million of unfavorable manufacturing variances have been included in cost of sales for the quarter. The Company expects manufacturing variances to continue to have a negative impact on gross margins in the third quarter.

       OPERATING EXPENSES

                          July 4,        As a %       June 30,      As a %
                           1998        of revenue       1997      of revenue   Change
                         --------      ----------     --------    ----------  --------
Sales & marketing        $  7,412         22.4%       $  9,585       17.2%    $  (2,173)
General & administrative    4,162         12.6%          4,598        8.2%         (436)
Research & development      4,216         12.8%          3,059        5.5%        1,157
                         --------      -------        --------    -------     ---------
                         $ 15,790         47.8%       $ 17,242       30.9%    $  (1,452)
                         ========      =======        ========    =======     =========

       Selling, general and administrative expenses decreased by $2.6 million in the second quarter of 1998 from the comparable period in 1997. This decrease is the result of the Company's ongoing strategy targeted at reducing operating expenses and improving operating efficiencies.

       Research and development expenses increased by $1.2 million in the second quarter of 1998 from the comparable period in 1997. This increase is due to investments by the Company in product and business development for its Access Systems and Broadband Products businesses partially offset by lower spending in its Modem Products business.

       OPERATING LOSS

                          July 4,        As a %       June 30,      As a %
                           1998        of revenue       1997      of revenue    Change
                         --------      ----------     --------    ----------   --------
Operating loss           $(18,726)        (56.7)%     $ (3,267)      (5.9)%    $(15,459)

       Operating loss for the quarter ended July 4, 1998 increased by $15.5 million as compared to the quarter ended June 30, 1997. This increase is due to declining sales and unfavorable manufacturing variances as described above.

       MISCELLANEOUS

                         July 4,        As a %        June 30,     As a %
                          1998        of revenue        1997     of revenue     Change
                         -------      ----------      --------   ----------    --------
Interest expense, net    $   328          1.0%         $ 1,352       2.4%      $ (1,024)
Other income               1,215          3.7%           2,193       3.9%          (978)
Income tax expense            31          0.1%              50       0.1%           (19)
Unrealized gain on
  trading securities       3,681         11.1%              --        --          3,681

       Interest expense for the second quarter of 1998 decreased $1.0 million compared to the second quarter of 1997. This is primarily due to the lower interest rate on the Company's new credit facility with NationsCredit.

       During the second quarter of 1998, as restrictions on sale were removed, the Company transferred certain equity securities to its trading category. This transfer resulted in an unrealized gain of approximately $3.7 million. Subsequent to July 4, 1998 these securities were sold which resulted in a realized gain approximating the amount reflected in the Company's statement of operations.

       NET LOSS

                          July 4,        As a %       June 30,      As a %
                           1998        of revenue       1997      of revenue      Change
                         --------      ----------     --------    ----------     --------
Net loss                 $(14,189)       (42.9)%       $(2,476)      (4.4)%      $(11,713)

       Net loss increased by $11.7 million for the three months ended July 4, 1998 as compared to the three months ended June 30, 1997. This increase is due to declining sales and unfavorable manufacturing variances partially offset by the unrealized gain of $3.7 million on trading securities.

       Hayes reported a net loss applicable to common shareholders of $15.0 million for the three month period ended July 4, 1998 as compared to $2.5 million for the similar period in 1997. The net loss applicable to common shareholders includes a preferred stock dividend of $0.9 million for the second quarter of 1998. On a per share basis the net loss was $(0.75) and $(0.32) for the second quarter of 1998 and 1997, respectively.

       The Company has entered into definitive agreements with the holders of approximately 50% of its 6% Convertible Preferred Stock that would restructure the Preferred Stock held by such stockholders and, among other things, step up the principal value of such Preferred Stock by 25%. As a result, if transactions contemplated by the agreements are consummated, the Company would recognize a dividend of approximately $8 million. The agreements are subject to third party consents, all of which have not been obtained. As a result, the stockholders have the right to terminate the agreements. In addition the Company is negotiating with the remaining holders of the 6% Convertible Preferred Stock to agree to similar terms which, if consummated, would result in additional dividend payments. See
Part II "Legal Proceedings."

RESULTS OF OPERATIONS-SIX MONTHS ENDED JULY 4, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

       NET SALES

                   July 4,      As a %      June 30,      As a %
                    1998      of revenue      1997      of revenue     Change
                  --------    ----------    --------    ----------    --------
Modem Products    $ 69,934       90.6%      $ 91,436       96.4%      $(21,502)
Access Systems       7,080        9.2%         3,461        3.6%         3,619
Broadband Products     196        0.2%            --         --            196
                  --------    -------       --------    -------       --------
                  $ 77,210      100.0%      $ 94,897      100.0%      $(17,687)
                  ========    =======       ========    =======       ========

       Net sales for the six months ended July 4, 1998 decreased by $17.7 million, or 18.6%, from the same period in 1997. The revenue decrease is attributed to declining sales of modems industry wide resulting from consumer delay in upgrading to newer modem technologies partially offset by recently available Access Systems products.

       GROSS PROFIT

                   July 4,      As a %      June 30,     As a %
                    1998      of revenue      1997     of revenue       Change
                  --------    ----------    --------   ----------      --------
Gross profit      $  8,193        10.6%     $ 23,932       25.2%       $(15,739)
                  ========    ========      ========   ========        ========

       Gross profit as a percentage of net revenues declined to 10.6% in the six month period ended July 4, 1998 as compared to 25.2% in the similar period for 1997 resulting from worldwide margin compression, unfavorable product mix and manufacturing variances. In response to declining sales, production in the Company's Norcross facility was substantially reduced. As a result, approximately $9.6 million of unfavorable manufacturing variances have been included in cost of sales for the second quarter. The Company expects manufacturing variances to continue to have a negative impact on gross margins in the third quarter.


       OPERATING EXPENSES

                          July 4,      As a %      June 30,      As a %
                           1998      of revenue      1997      of revenue      Change
                         --------    ----------    --------    ----------     --------
Sales & marketing        $ 14,667       19.0%      $ 17,444       18.4%       $ (2,777)
General & administrative    7,345        9.5%         8,930        9.4%         (1,585)
Research & development      7,774       10.1%         5,981        6.3%          1,793
                         --------    -------       --------    -------        --------
                         $ 29,786       38.6%      $ 32,355       34.1%       $ (2,569)
                         ========    =======       ========    =======        ========

       Selling, general and administrative expenses decreased by $4.4 million resulting from the Company's ongoing strategy targeted at reducing operating expenses and improving operating efficiencies.

       Research and development expenses increased by $1.8 million. This increase is due to investments by the Company in product and business development for its Access Systems and Broadband Products businesses partially offset by lower spending in its Modem Products business.

       OPERATING LOSS

                          July 4,        As a %       June 30,      As a %
                           1998        of revenue       1997      of revenue     Change
                         --------      ----------     --------    ----------    --------
Operating loss           $(21,593)       (28.0)%       $(8,423)      (8.9)%     $(13,170)


       Operating loss for the six month period ended July 4, 1998 increased by $13.2 million as compared to the comparable period in 1997. This increase is due to decreased sales and unfavorable manufacturing variances.


       MISCELLANEOUS

                          July 4,       As a %       June 30,      As a %
                           1998       of revenue       1997      of revenue     Change
                         --------     ----------     --------    ----------    --------
Interest expense, net    $    787         1.0%       $  2,375       2.5%       $ (1,588)
Other income                1,189         1.5%          3,025       3.2%         (1,836)
Income tax expense             57         0.1%             62       0.1%             (5)
Unrealized gain on
  trading securities        3,681         4.8%             --        --           3,681


       Interest expense decreased by $1.6 million primarily due to the lower interest rate on the Company's new credit facility with NationsCredit.

       During the second quarter of 1998, as restrictions on sale were removed, the Company transferred certain equity securities to its trading category. This transfer resulted in an unrealized gain of approximately $3.7 million. Subsequent to July 4, 1998 these securities were sold which resulted in a realized gain approximating the amount reflected in the Company's statement of operations.

       NET LOSS

                          July 4,        As a %      June 30,     As a %
                           1998        of revenue      1997     of revenue     Change
                         --------      ----------    --------   ----------    --------
Net loss                 $(17,567)       (22.8)%     $ (7,835)     (8.3)%     $ (9,732)


       Net loss increased by $9.7 million for the six months ended July 4, 1998 as compared to the six months ended June 30, 1997. This increase is due to decreased sales and unfavorable manufacturing variances partially offset by the unrealized gain on trading securities.


       Hayes reported a net loss applicable to common shareholders of $19.1 million for the six month period ended July 4, 1998 as compared to $7.8 million for the similar period in 1997. The net loss applicable to common shareholders includes a preferred stock dividend of $1.5 million. On a per share basis the net loss was $(0.96) and $(1.01) for the first six months of 1998 and 1997, respectively.


       The Company has entered into definitive agreements with the holders of approximately 50% of its 6% Convertible Preferred Stock that would restructure the Preferred Stock held by such stockholders and, among other things, step up the principal value of such Preferred Stock by 25%. As a result, if transactions contemplated by the agreements are consummated, the Company would recognize a dividend payment of approximately $8 million. The agreements are subject to third party consents, all of which have not been obtained. As a result, the stockholders have the right to terminate the agreements. In addition, the Company is negotiating with the remaining holders of the 6% Convertible Preferred Stock to agree to similar terms which, if consummated, would result in additional dividend payments. See Part II "Legal Proceedings."

Year 2000


       The Company has assessed the impact of the Year 2000 issue on its internal systems and believes that the costs to upgrade its information and operating systems to address this issue are not material. In 1997, the Company commenced efforts to replace its information systems with software from Oracle Corporation which is Year 2000 compliant. These efforts are expected to be completed in fiscal 1998. The Company has not assessed whether any of its vendors and suppliers are Year 2000 compliant nor what the potential impact on the Company of any such noncompliance might be. The Company expects to begin this evaluation process during the third quarter of the current fiscal period.


Restructuring Plan


       Based on the Company's operating results for the second quarter and the commodity nature of the analog modem market, on August 13, 1998, the Company's Board of Directors approved a downsizing and restructuring plan that is designed to improve its liquidity and long-term results of operations. The plan focuses the Company's resources on the expansion of its technology and market position within the broadband, RAS and voice-over-IP markets. The analog modem business will continue but will not be managed as a growth business.


       As part of the restructuring plan, the Company intends to sell its Norcross, Georgia manufacturing operation during the third quarter to a contract manufacturer, although no binding agreements have been executed and no terms have been established. The sale of these manufacturing assets and inventories would generate substantial cash and reduce operating expenses but also would result in substantial restructuring charges to current earnings at the time of sale.

       Other elements of the plan include restructuring the Company's other operations to reduce expenses and working with the Company's lenders to expand its borrowing capacity. These actions may result in additional restructuring charges.

       There can be no assurance that the Company will be successful in implementing any of the elements of its plan.

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

     The Company has signed definitive restructuring agreements with two of the four fund managers representing seven of the eleven 6% Convertible Preferred Shareholders (approximately 50% of the outstanding preferred stock). Under the terms of the restructuring, the outstanding 6% Convertible Preferred Stock would convert into a new preferred convertible instrument, featuring a fixed conversion price of $9.00 and a dividend rate of 8% payable in cash or as a payment in kind (PIK). At the end of November 1998, to the extent that a preferred balance remains, the instrument would convert into a subordinated convertible debenture with an interest rate of 14%, maturing on January 3, 2000. At any time during the term of the Convertible Preferred or the Convertible Debenture, the Company would have the right, upon prior notice, to redeem at face value plus any accrued interest, any or all of the outstanding principal in either instrument. The restructuring agreements also would allow the shareholders of the 6% Convertible Preferred Stock who are parties to the agreements to propose one independent candidate for a position on the Board of Directors, who the Company would have the right to reasonably approve before election to the Board of Directors. Upon the effectiveness of the restructuring, the parties to the agreements would end their pending litigation and provide for mutual releases. The Company also has agreed that it would step-up the remaining balance of the Convertible Preferred Stock by 25% as part of the restructuring. As a result of the step-up in principal value, the Company would recognize a dividend of approximately $8 million upon the completion of the restructuring.

     The restructuring is subject to third party consents on or before July 30, 1998. As of August 14, 1998, the holder of the Company's Series A Preferred Stock had not consented to the restructuring. As a result, the stockholders who have executed the agreements have the right to elect to terminate the agreements at any time. There can be no assurance that the Series A stockholder will consent or that the stockholders who are parties to the agreements will not terminate the agreements.

     Negotiations are continuing with the holders of the 6% Convertible Preferred Stock who have not agreed to the foregoing terms and the Company is continuing its litigation against such holders. The Company has rejected requests for conversions and redemptions of shares of the 6% Preferred Stock because of the breaches of the stockholders set forth in the litigation. The stockholders have asserted counterclaims against the Company.

Item 2. Changes in Securities and Use of Proceeds.

        Not Applicable.

Item 3. Defaults Upon Senior Securities.

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders of the Company was held on May 7, 1998. The proposals voted upon and the results of the voting were as follows:

     1. Election of Class II directors for a three year term.
                      For          Withheld          Abstentions and Broker Nonvotes
                      ---          --------          -------------------------------
        S.P. Quek  16,983,322       35,871                       --
        M.C. Tam   16,983,488       35,705                       --

     2. Proposal to approve the Hayes Corporation 1998 Stock Incentive Plan.
                      For          Against           Abstentions and Broker Nonvotes
                      ---          -------           -------------------------------
                   13,893,980       89,278                     13,004

     3. Proposal to approve the Hayes Corporation Employee Stock Purchase Plan.
                      For          Against           Abstentions and Broker Nonvotes
                      ---          -------           -------------------------------
                   13,939,956       45,606                     10,700

     4. Proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending January 2, 1999.
                      For          Against           Abstentions and Broker Nonvotes
                      ---          -------           -------------------------------
                   17,004,492       10,543                      4,158

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

10.1 Preferred Stock Exchange Agreement dated as of June 22, 1998 between the Company and certain investors.

10.2 First Amendment to Preferred Stock Exchange Agreement dated July 22, 1998 between the Company and certain investors.

10.3 Registration Rights Agreement dated June 22, 1998 between the Company and certain investors.

27       Financial Data Schedule (for SEC use only).
--------------------------
*Incorporated by reference.

Reports on Form 8-K

  Not Applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Hayes Corporation
                                      (Registrant)




DATE: August 18, 1998            BY: /s/ Ronald A. Howard
                                    ----------------------------------
                                    Ronald A. Howard
                                    Chief Executive Officer and
                                    Vice Chairman of the Board of Directors
                                    (Principal Executive Officer)




DATE: August 18, 1998            BY: /s/ Charles S. Marantz
                                    ----------------------------------
                                    Charles S. Marantz
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)