Form 10-Q
period 1998-10-03
HAYES CORP
filed 1998-11-20
CIK 1020319

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


Quarter in report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      FOR THE QUARTER ENDED October 3, 1998
                        Commission File Number 000-21697


                                Hayes Corporation
                             A Delaware Corporation
                   IRS Employer Identification No. 52-1987873
                 5854 Peachtree Corners East, Norcross, GA 30092
              Telephone number, including area code: (770) 840-9200


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X         No
                                    ---           ---

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes            No  X
                                    ---           ---

                     Common Stock, par value $.01 per share

The Company had 20,004,928 shares of its Common Stock outstanding on October 3, 1998.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       HAYES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                               October 3,        January 3,
                                                                  1998              1998
                                                               ----------        ----------
                                                              (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $   3,720         $  15,240
  Restricted cash                                                     --               530
  Accounts receivable, less allowance for doubtful
   accounts and product returns of $6,040 and $4,241              25,634            36,706
  Receivables from related parties                                 2,141             2,705
  Inventories, net                                                22,828            32,250
  Prepaid expenses and other current assets                        3,785             1,890
                                                               ---------         ---------
     Total current assets                                         58,108            89,321
  Property and equipment, net                                      6,970             9,436
  Computer software costs, net                                     2,472               623
  Intangibles and other long-term assets, net                     11,332            15,948
                                                               ---------         ---------
     TOTAL ASSETS                                              $  78,882         $ 115,328
                                                               =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Current debt                                                 $  10,371         $  11,363
  Accounts payable                                                28,926            23,462
  Amounts due to related parties                                  18,106            15,029
  Accrued liabilities                                             21,040            30,561
  Income taxes payable                                               368               295
                                                               ---------         ---------
     Total current liabilities                                    78,811            80,710
Long-term debt, less current                                       4,972               580
                                                               ---------         ---------
      TOTAL LIABILITIES                                           83,783            81,290

Redeemable preferred stock, series A, no par value,
 1,217,931 authorized, issued and outstanding shares               5,455             5,455
6% cumulative redeemable preferred stock                          44,444            47,459

STOCKHOLDERS' DEFICIT
   Common Stock, $.01 par value; authorized 100,000,000
    shares; issued and outstanding 20,004,928 and
    19,497,882 shares                                                200               193
   Paid-in capital                                                93,053            92,279
   Accumulated deficit                                          (148,022)         (111,401)
   Accumulated other comprehensive income                            (31)               53
                                                               ---------         ---------
      TOTAL STOCKHOLDERS' DEFICIT                                (54,800)          (18,876)
                                                               ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $  78,882         $ 115,328
                                                               =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                       HAYES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (in thousands, except per share data)

                                                  Three months ended                  Nine months ended
                                             October 3,     September 30,        October 3,     September 30,
                                             ----------------------------        ----------------------------
                                                1998              1997              1998              1997
                                             ---------         ---------         ---------         ---------
Net sales                                    $  24,520         $  51,804         $ 101,730         $ 146,701
Cost of sales                                   30,988            40,854           100,005           111,819
                                             ---------         ---------         ---------         ---------
 Gross profit (loss)                            (6,468)           10,950             1,725            34,882
                                             ---------         ---------         ---------         ---------
Operating expenses:
 Sales and marketing                             6,428            10,864            21,095            28,308
 General and administrative                      4,342             4,128            11,687            13,058
 Research and development                        3,615             3,011            11,389             8,992
                                             ---------         ---------         ---------         ---------
Total operating expense                         14,385            18,003            44,171            50,358
                                             ---------         ---------         ---------         ---------
Operating loss                                 (20,853)           (7,053)          (42,446)          (15,476)
Interest expense, net                            1,171             1,166             1,958             3,541
Other income (expense), net                      2,985              (534)            4,175             2,491
Gain on sale of investment                          --             2,157                --             2,157
Unrealized gain on trading securities               --                --             3,681                --
                                             ---------         ---------         ---------         ---------
 Loss before income tax expense                (19,039)           (6,596)          (36,548)          (14,369)
Income tax expense                                  16                91                73               153
                                             ---------         ---------         ---------         ---------
 Net loss                                    $ (19,055)        $  (6,687)        $ (36,621)        $ (14,522)
                                             ---------         ---------         ---------         ---------

Preferred stock dividend                           832                --             2,321                --
                                             ---------         ---------         ---------         ---------
Loss applicable to common
  shareholders                               $ (19,887)        $  (6,687)        $ (38,942)        $ (14,522)
                                             =========         =========         =========         =========
Basic and diluted loss per
  common share                               $   (0.99)        $   (0.87)        $   (1.96)        $   (1.89)
                                             =========         =========         =========         =========
Weighted average number of
  common shares outstanding                     19,996             7,701            19,909             7,701
                                             =========         =========         =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                       HAYES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in thousands)


                                                                Nine Months Ended
                                                           October 3,     September 30,
                                                           ----------------------------
                                                              1998             1997
                                                           ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES                        $(11,064)        $(19,295)
                                                            --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                          (2,138)          (3,056)
Other                                                            178            2,823
                                                            --------         --------
    Net cash used in investing activities                     (1,960)            (233)
                                                            --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock                                       --            5,455
Payments on debt                                             (14,578)          (4,281)
Proceeds from debt                                            17,978           15,311
Issuance of convertible notes                                     --            4,000
Other                                                         (1,812)             672
                                                            --------         --------
    Net cash provided by financing activities                  1,588           21,157
                                                            --------         --------
Effect of exchange rate changes on cash                          (84)            (819)
                                                            --------         --------
Net increase (decrease) in cash and cash equivalents         (11,520)             810
Cash and cash equivalents at beginning of period              15,240            5,687
                                                            --------         --------
Cash and cash equivalents at end of period                  $  3,720         $  6,497
                                                            ========         ========



The accompanying notes are an integral part of these consolidated financial statements.

                       HAYES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Reorganization under Bankruptcy Proceedings

         On October 9, 1998, (the "filing date"), Hayes Corporation (the "Company" or "Hayes"), filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court for the District of Delaware (Case No. 98-2278 (MWF))(the "Bankruptcy Court"). Since the filing date, the Company has operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. All claims against the Company in existence prior to the filing date are subject to payment only when and as provided for by an order of the Bankruptcy Court.

         The Company's reorganization plan, which has not been completed and is subject to approval by the Bankruptcy Court, focuses the Company's resources on the expansion of its technology and market position within the broadband and remote access systems ("RAS") markets. As part of the proposed reorganization plan, the Company intends to outsource its manufacturing requirements to a contract manufacturer, although no binding agreements have been executed and no terms have been established. Any sale of manufacturing assets and inventories resulting from such outsourcing could generate cash and reduce operating expenses. Other elements of the proposed plan include restructuring the Company's other operations to reduce expenses and working with the Company's lenders to expand its borrowing capacity. These actions will result in additional restructuring charges, as well as the impairment of certain intangibles, inventory, and property, plant and equipment. The approved plan of reorganization will have a significant effect upon the value of certain assets and liabilities included in these financial statements. Subject to completion and approval of the plan, the Company is unable to predict the potential financial impact of this matter.

         The Company believes that amounts available from operating cash flows and funds available from its debtor-in-possession ("DIP") financing with the Commercial Funding Division of NationsCredit ("NationsCredit") will not be sufficient to meet its expected operating needs for the next twelve months or thereafter. The Company is seeking additional DIP financing. The Company does not have any commitments with regard to additional sources of financing and there can be no assurance that any such commitments will be obtained in the next twelve months or in the foreseeable future.

         The financial statements as of and for the period ended October 3, 1998 do not include any effect of the bankruptcy which was filed on October 9, 1998 or the proposed reorganization plan.

2.       General

         On December 30, 1997, Hayes, formerly known as Access Beyond, Inc. ("Access Beyond"), completed a reverse triangular merger (the "Merger") with Hayes Microcomputer Products, Inc.("Hayes Microcomputer"). Immediately following the Merger, the Company changed its name to Hayes Corporation. Since the Hayes Microcomputer shareholders received a substantial majority of the shares of stock of the Company, the transaction is treated as a reverse acquisition of the Company by Hayes Microcomputer for accounting purposes. As a result, the historical financial statements of the surviving company for the periods prior to the Merger are those of Hayes Microcomputer rather than those of Access Beyond.

         The following pro forma results of operations have been prepared as though the Merger had occurred as of the beginning of the earliest period presented. The pro forma information does not purport to be indicative of the results of operations that would have been attained had the Merger been in effect on the dates indicated, nor of future results of operations of the Company.

                                                                  Three months ended      Nine months ended
                                                                     September 30,          September 30,
                                                                         1997                   1997
                                                                      ----------             ----------
                  (In thousands, except per share data)
                  Statement of operations data:
                  Net revenues                                         $ 56,397               $ 157,786
                  Net loss                                              (12,365)                (28,909)
                  Loss per share                                       $  (0.64)              $   (1.49)

         The accompanying consolidated financial statements should be read in conjunction with Form 10-K of Hayes Corporation and its wholly owned subsidiaries for the year ended January 3, 1998. Except for those resulting from the proposed reorganization, the accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of October 3, 1998 and the results of operations for the three and nine months ended October 3, 1998 and September 30, 1997. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

         Certain reclassifications have been made to prior period consolidated financial statements to conform to the October 3, 1998 presentation.

3.       Inventories

         Inventories, net of reserves, consist of (in thousands):

                                              October 3,       January 3,
                                                 1998             1998
                                              ----------       ----------
                           Raw materials       $ 11,506         $ 12,047
                           Work in process          848            5,205
                           Finished goods        10,474           14,998
                                               --------         --------
                                               $ 22,828         $ 32,250
                                               ========         ========


4.       Restructuring Terms With Certain 6% Preferred Shareholders

         On October 15, 1998, the Company dismissed without prejudice, its lawsuit against the 6% Preferred Stockholders. The 6% Preferred Stockholders also dismissed, without prejudice, their counterclaims against the Company and its directors. After the dismissal, Mark Brodsky and Jeffery S. Kaplan of Elliot Associates, a 6% Preferred Stockholder, were appointed to the Company's Board of Directors, effective October 14, 1998, to fill the vacancies created by the resignations of S.P. Quek and M.C. Tam on June 12,1998.

         The Company has failed to comply with conversion notices of the 6% Preferred Stockholders and its other obligations under the Registration Rights Agreement. The Registration Rights Agreement requires the Company to make payments to the investors in an amount equal to 2% per month of the liquidation preferences for each month (or portion thereof) during which such failure continues and (i) purchase the 6% Preferred Stock for an amount equal to the liquidation preference divided by 85 and (ii) purchase shares of common stock issued upon conversion of the 6% Preferred Stock and upon exercise of warrants for a purchase price equal to the closing bid price as of the time of the issuance of such underlying shares. The Company has not complied with its obligations under the Registration Rights Agreement since April 1998. As a result, the Company currently has an potential obligation to the 6% Preferred Stockholders in the amount of approximately $50 million.

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

         Potential common stock equivalents such as preferred stock conversions, stock options and warrants have an anti-dilutive effect on net loss per common share calculations for the three and nine month periods ended October 3, 1998 and September 30, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS AND RISK FACTORS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements are subject to numerous risks and uncertainties and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the forward looking statements included herein will prove to be accurate. Factors that might cause such a difference include, but are not limited to, market acceptance of the Company's products and services and other factors discussed in "Business Risks" of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and in "Risk Factors" of the Company's Proxy Statement and Prospectus (included in its Registration Statement on Form S-4, Registration No. 333-37993), as well as in the Company's subsequent filings and reports with the Securities and Exchange Commission, including this Form 10-Q report.

Chapter 11 Bankruptcy Filing

         On October 9, 1998, the Company and certain of its domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court of the District of Delaware (Case No. 98-2278
(MWF)). The Company will continue to operate their businesses under protection from creditors while seeking to work out a Plan of Reorganization. The Company secured interim DIP financing from NationsCredit to continue operations, pay employees and purchase goods and services going forward. The Company is also negotiating with other lenders to secure additional DIP financing and permanent financing.

         The Company's reorganization plan, which has not been completed and is subject to approval by the Bankruptcy Court, focuses the Company's resources on the expansion of its technology and market position within the broadband and RAS markets. As part of the proposed reorganization plan, the Company intends to outsource its manufacturing requirements to a contract manufacturer, although no binding agreements have been executed and no terms have been established. Any sale of manufacturing assets and inventories resulting from such outsourcing could generate cash and reduce operating expenses. Other elements of the proposed plan include restructuring the Company's other operations to reduce expenses and working with the Company's lenders to expand its borrowing capacity. These actions will result in additional restructuring charges, as well as the impairment of certain intangibles, inventory, and property, plant and equipment. The approved plan of reorganization will have a significant effect upon the value of certain assets and liabilities included in these financial statements. Subject to completion and approval of the plan, the Company is unable to predict the potential financial impact of this matter.

         The financial statements as of and for the period ended October 3, 1998 do not include any effect of the bankruptcy which was filed on October 9, 1998 or the proposed reorganization plan.

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

EURO-CURRENCY

         The Single European Currency ("Euro") will be introduced on January 1, 1999, with complete transition to this new currency required by January 2002. The Company is currently assessing the issues raised by the introduction of the Euro. The Company has made and expects to continue to make changes to its internal systems in preparation for the initial introduction of the Euro.

LIQUIDITY AND CAPITAL RESOURCES

         General. Hayes' primary capital requirements are for working capital and other capital expenditures. Hayes has historically met its capital requirements through a combination of equity transactions, cash flow from operations, bank lines of credit and credit terms from suppliers.

         At October 3, 1998 the Company had a credit facility with NationsCredit. The Company has violated certain requirements of this credit facility relating to its failure to maintain certain minimum ratios and levels of working capital and stockholders' equity. NationsCredit has declared the Company in default but the obligations have not been accelerated. At October 3, 1998 the Company had no availability under the Credit Facility. In connection with its Chapter 11 bankruptcy filing on October 9, 1998, the Company obtained DIP financing from NationsCredit. This financing expires on November 20, 1998. The Company currently has less than $0.5 million in availability under this DIP financing arrangement.

         During the quarter ended October 3,1998, the Company has not been able to make timely payments to its trade and other creditors. As of October 3, 1998, the Company had past due payables in the amount of $30 million.

         The Company believes that amounts available from operating cash flows and funds available from its DIP financing with NationsCredit will not be sufficient to meet its expected operating needs for the next twelve months or thereafter. The Company is seeking additional DIP financing. The Company does not have any commitments with regard to additional sources of financing and there can be no assurance that any such commitments will be obtained in the next twelve months or in the foreseeable future.

         Cash Flows. Cash and cash equivalents decreased by approximately $11.5 million to $3.7 million at October 3, 1998 as compared to $15.2 million at January 3, 1998. The decrease in cash primarily resulted from the Company's net losses.

         Cash used in operations was $11.1 million and $19.3 million for the nine months ended October 3, 1998 and September 30, 1997, respectively. Cash usage for the nine months ended October 3, 1998 primarily resulted from the Company's net losses.

         Cash used in investing activities was $2.0 million and $0.2 million for the nine months ended October 3, 1998 and September 30, 1997, respectively. The increase in cash usage is primarily attributable to the new information systems software package purchased by the Company.

         On February 20, 1998, the Company entered into a new credit facility with the NationsCredit. The NationsCredit facility consists of two term loans and a revolving loan. The revolving loan provides for financing based upon eligible receivables and inventory. The term loans are based upon appraised value of equipment and intangibles. The term loans and the revolving loans bear interest at prime plus 0.75%.

         Cash provided by financing activities was $1.6 million and $21.2 million for the nine months ended October 3, 1998 and September 30, 1997, respectively. The cash provided by financing activities for the first nine months of 1998 is primarily related to the new NationsCredit facility. The cash provided by financing for the first nine months of 1997 is primarily related to the CIT Facility and issuance of convertible notes.

         On October 9, 1998, Hayes filed a voluntary petition under Chapter 11 of U.S.C. Title 11 with the United States Bankruptcy Court. Since the filing date, the Company has operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. All claims against the Company in existence prior to the filing date are subject to payment only when and as provided for by an order of the Bankruptcy Court.

         The Company's reorganization plan, which has not been completed and is subject to approval by the Bankruptcy Court, focuses the Company's resources on the expansion of its technology and market position within the broadband and RAS markets. As part of the proposed reorganization plan, the Company intends to outsource its manufacturing requirements to a contract manufacturer, although no binding agreements have been executed and no terms have been established. Any sale of manufacturing assets and inventories resulting from such outsourcing could generate cash and reduce operating expenses. Other elements of the proposed plan include restructuring the Company's other operations to reduce expenses and working with the Company's lenders to expand its borrowing capacity. These actions will result in additional restructuring charges, as well as the impairment of certain intangibles, inventory, and property, plant and equipment. The approved plan of reorganization will have a significant effect upon the value of certain assets and liabilities included in these financial statements. Subject to completion and approval of the plan, the Company is unable to predict the potential financial impact of this matter.

         The financial statements as of and for the period ended October 3, 1998 do not include any effect of the bankruptcy which was filed on October 9, 1998 or the proposed reorganization plan.

KEY PERSONNEL AND RECRUITING

         The success of the Company will depend to a significant extent upon a number of key employees and management. The loss of the services of key employees could have a material adverse effect on the Company's business, operating results or financial condition. Recruiting and retaining skilled personnel, including engineers, is highly competitive, especially since the Company's filing for relief under Chapter 11 of the U.S. Bankruptcy Code in October 1998. The Company has already experienced the loss of experienced personnel, especially immediately prior to and following the Company's filing for relief under Chapter 11. If the Company cannot successfully recruit and retain skilled personnel, the Company's financial results will be adversely affected.

INFLATION

         Hayes believes that inflation has not had a material impact on its operating results and does not expect inflation to have a material impact on its operating results in the foreseeable future.

RESULTS OF OPERATIONS-THREE MONTHS ENDED OCTOBER 3, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997


         Net sales for the three months ended October 3, 1998 decreased by $27.3 million, or 52.7%, from the same period in 1997. The quarter to quarter revenue decrease is attributed to declining sales of modems industry wide resulting from consumer delay in upgrading to newer modem technologies partially offset by sales of recently available Access Systems products.

         Gross profit as a percentage of net revenues declined to a negative 26.4% in the third quarter of 1998 as compared to 21.1% in the third quarter of 1997 resulting from worldwide margin compression, unfavorable product mix and manufacturing variances. In response to declining sales, production in the Company's Norcross facility was substantially reduced. The Company expects manufacturing variances to continue to have a negative impact on gross margins.

         Selling, general and administrative expenses decreased by $4.2 million in the third quarter of 1998 from the comparable period in 1997. This decrease is the result of the Company's ongoing strategy targeted at reducing operating expenses and improving operating efficiencies.

         Research and development expenses increased by $0.6 million in the third quarter of 1998 from the comparable period in 1997. This increase is due to investments by the Company in product and business development for its Access Systems and Broadband Products businesses partially offset by lower spending in its Modem Products business.

         Operating loss for the quarter ended October 3, 1998 increased by $13.8 million as compared to the quarter ended September 30, 1997. This increase is due to declining sales and unfavorable manufacturing variances as described above.

         Net loss increased by $12.4 million for the three months ended October 3, 1998 as compared to the three months ended September 30, 1997. This increase is due to declining sales and unfavorable manufacturing variances.

         Hayes reported a net loss applicable to common shareholders of $19.9 million for the three month period ended October 3, 1998 as compared to $6.7 million for the similar period in 1997. The net loss applicable to common shareholders includes a preferred stock dividend of $0.8 million for the third quarter of 1998. On a per share basis the net loss was $0.99 and $0.87 for the third quarter of 1998 and 1997, respectively.


RESULTS OF OPERATIONS-NINE MONTHS ENDED OCTOBER 3, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales for the nine months ended October 3, 1998 decreased by $45.0 million, or 30.7%, from the same period in 1997. The revenue decrease is attributed to declining sales of modems industry wide resulting from consumer delay in upgrading to newer modem technologies partially offset by recently available Access Systems products.

         Gross profit as a percentage of net revenues declined to 1.7% in the nine month period ended October 3, 1998 as compared to 23.8% in the similar period for 1997 resulting from worldwide margin compression, unfavorable product mix and manufacturing variances. In response to declining sales, production in the Company's Norcross facility was substantially reduced. The Company expects manufacturing variances to continue to have a negative impact on gross margins.

         Selling, general and administrative expenses decreased by $8.6 million resulting from the Company's ongoing strategy targeted at reducing operating expenses and improving operating efficiencies.

         Research and development expenses increased by $2.4 million. This increase is due to investments by the Company in product and business development for its Access Systems and Broadband products businesses partially offset by lower spending in its Modem Products business.

         Operating loss for the nine month period ended October 3, 1998 increased by $27.0 million as compared to the comparable period in 1997. This increase is due to decreased sales and unfavorable manufacturing variances.

         Interest expense decreased by $1.6 million primarily due to the lower interest rate on the Company's new credit facility with NationsCredit.

         During the third quarter of 1998, as restrictions on sale were removed, the Company transferred certain equity securities to its trading category. This transfer resulted in an unrealized gain of approximately $3.7 million. Subsequent to July 4, 1998 these securities were sold which resulted in a realized gain approximating the amount reflected in the Company's statement of operations.

         Net loss increased by $22.1 million for the nine months ended October 3, 1998 as compared to the nine months ended September 30, 1997. This increase is due to decreased sales and unfavorable manufacturing variances partially offset by the unrealized gain on trading securities.

         Hayes reported a net loss applicable to common shareholders of $38.9 million for the nine-month period ended October 3, 1998 as compared to $14.5 million for the similar period in 1997. The net loss applicable to common shareholders includes a preferred stock dividend of $2.3 million. On a per share basis the net loss was $1.96 and $1.89 for the first nine months of 1998 and 1997, respectively.

Year 2000

         The "Year 2000" issue is the result of computers being designed to use two digits rather than four to define the applicable year. Any computer hardware or software, or other systems which are operated using embedded computer chips, may contain time-sensitive programs that recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         The Company has assessed the impact of the Year 2000 issue on its internal systems and believes that the costs to upgrade its information and operating systems to address this issue are not material. In April 1998, the Company replaced its information systems with software from Oracle Corporation which is Year 2000 compliant. In the event that the Company's assessment is incomplete, the Year 2000 issue could have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company is currently unable to estimate the most reasonably likely worst-case effects of the Year 2000 and does not currently have a contingency plan in place for any such negative effects. The Company intends to analyze the worst-case scenarios and develop a contingency plan once the measures described above have been completed and testing of the Company's systems for Year 2000 compliance has begun.

         The Company is in the process of determining the extent to which third-party licensed software distributed by the Company is Year 2000 compliant, as well as the impact of any non-compliance on the Company and its customers. Additionally, in the event relational database management systems used with the Company's software are not Year 2000 compliant, there can be no assurance that Company's customers will be able to continue to use the Company's products. The Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed base of software will result in a material adverse impact on the Company's business or financial condition. However, the Company's investigation with respect to third-party software is in its preliminary stages, and no assurance can be given that the Company will not be exposed to potential claims resulting from system problems associated with the century change or that such claims would not have a material adverse effect on the Company's business, financial condition or results of operations.

         Included in this assessment, the Company is in the process of surveying its key vendors and customers regarding their own Year 2000 readiness. The Company does have some customers that are individually material to its reported revenues as well as key suppliers of critical materials. The Company cannot predict whether or not all of these customers and vendors will be successful in their Year 2000 compliance. To the extent that these customers and vendors fail to resolve any Year 2000 issues on a timely basis, that failure could have a material adverse effect on the Company's financial position and future operating results.

         As part of the reorganization plan related to the bankruptcy filing, the Company plans to reevaluate the current Oracle system. However, any new revisions or new systems implemented will be Year 2000 compliant.

  NEW DEVELOPMENTS

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On October 15, 1998, the Company dismissed without prejudice, its lawsuit against the 6% Preferred Stockholders. The 6% Preferred Stockholders also dismissed, without prejudice, their counterclaims against the Company and its directors. After the dismissal, Mark Brodsky and Jeffery S. Kaplan of Elliot Associates, a 6% Preferred Stockholder, were appointed to the Company's Board of Directors, effective October 14, 1998, to fill the vacancies created by the resignations of S.P. Quek and M.C. Tam on June 12,1998.

Item 3.  Defaults Upon Senior Securities.

         The Company has failed to comply with conversion notices of the 6% Preferred Stockholders and its other obligations under the Registration Rights Agreement. The Registration Rights Agreement requires the Company to make payments to the investors in an amount equal to 2% per month of the liquidation preferences for each month (or portion thereof) during which such failure continues and (i) purchase the 6% Preferred Stock for an amount equal to the liquidation preference divided by 85 and (ii) purchase shares of common stock issued upon conversion of the 6% Preferred Stock and upon exercise of warrants for a purchase price equal to the closing bid price as of the time of the issuance of such underlying shares. The Company has not complied with its obligations under the Registration Rights Agreement since April 1998. As a result, the Company currently has an potential obligation to the 6% Preferred Stockholders in the amount of approximately $50 million.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

3.20*    Amended and Restated Bylaws of the Company needs to be filed.


27       Financial data schedule.


--------------------
*Incorporated by reference.


Reports on Form 8-K

         On October 20, 1998, the Company filed a Current Report on Form 8-K disclosing the filing of its voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Court.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Hayes Corporation
                                      (Registrant)




DATE: November 19, 1998          BY: /s/ Ronald A. Howard
                                    --------------------------------------------
                                    Ronald A. Howard
                                    Chief Executive Officer and
                                    Vice Chairman of the Board of Directors
                                    (Principal Executive Officer)







DATE: November 19, 1998          BY: /s/ Charles S. Marantz
                                    --------------------------------------------
                                    Charles S. Marantz
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)